Form 10KSB
period 2000-08-31
WORLDWIDE EQUIPMENT CORP
filed 2000-12-12
CIK 1039646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

                         Commission file number 0-30799

                            WORLDWIDE EQUIPMENT CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                             59-3191053
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

       599 West Hartsdale Avenue, Suite 201, White Plains, New York 10607
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (914) 428-8191
                           ---------------------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class    Name of Each Exchange On Which Registered
          -------------------    -----------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class    Name of Each Exchange On Which Registered
          -------------------    -----------------------------------------
               Common Stock, $.001 par value - OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $638,200.70 based on a price of $.47 per share as of December 7, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 7, 2000: 1,357,874 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes  [ ]        No  [X]

                                Table of Contents

PART I

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4            Submission of Matters to a Vote of Security Holders


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Item 6.           Management Discussion and Analysis or Plan of Operations

Item 7.           Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.          Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions

Item 13.          Exhibits, Lists and Reports on Form 8-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Worldwide Equipment Corp. is a Florida corporation that was incorporated in June 1993.

Other than our equity interests in our subsidiaries, ARO of America, Inc. and Best Rate International, Inc., we have no operations or assets. Best Rate is wholly owned by ARO. We hold approximately 16% of the issued and outstanding stock of ARO. ARO is a privately-held company with no active operations since August 1998 when it sold its assets to a sport utility manufacturing business. Best Rate was most recently a master distributor of Freewwweb.com, a no-cost Internet service provider with approximately 1,700,000 users in the United States and Canada. Best Rate currently has no active operations. We have a negligible asset base and no active operations. We have not conducted any operational activities since August 1999, when we disposed of equipment assets held by our former subsidiary, International Tractor Co. Presently, we are seeking merger and acquisition opportunities.

We anticipate that the selection of a merger or acquisition opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly-registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, nominal capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly-registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with their acquisition of a business opportunity, including the costs of preparing reports such as Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. We anticipate expect to be exempt from the Investment Company Act of 1940 pursuant to Rule 3a-1 of the General Rules and Regulations under the Investment Company Act of 1940.

INVESTMENT ADVISER ACT OF 1940

We believe we are not an investment adviser under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, we will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 202(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

RECENT DEVELOPMENTS

On December 5, 2000 we entered into an agreement and plan of reorganization with U.S. Cancer Care, Inc., a Delaware corporation. Under this agreement and plan of reorganization we agreed to acquire all of the issued and outstanding stock in U.S. Cancer Care, Inc. in return for 6,741,942 shares of our common stock, which will account for approximately 83% of Worldwide Equipment. Upon the closing of this transaction there would be approximately 8,099,816 shares of Worldwide common stock outstanding. In addition, we will issue an aggregate of 3,000 shares of preferred stock, designated in three separate classes, to holders of U.S. Cancer Care preferred stock. The closing of this transaction is contingent on the written consent and/or approval of the shareholders of U.S. Cancer Care, Inc.

U.S. Cancer Care, Inc., was founded in 1998 to manage and expand the operations of outpatient radiation therapy cancer treatment centers. U.S. Cancer Care provides management services to outpatient radiation therapy cancer treatment centers and their radiation and medical oncologists, featuring billing, collection and management information services using U.S. Cancer Care's proprietary ROSCOE(TM)and MOSCOE(TM)software systems, as well as administrative, accounting, non-physician personnel and purchasing. U.S. Cancer Care also provides management services to hospital owned radiation therapy outpatient facilities, as well as inpatient facilities. U.S. Cancer Care is a facility owner and manager, and maintains its relationship with radiation oncologists through medical service agreements as independent contractors and medical oncologists through management agreements for MOSCOE(TM)billing and collection.

U.S. Cancer Care currently owns or manages 15 outpatient facilities consisting of:

         o        four facilities in Northern California (Modesto (2), Sonora,
                  Turlock),
         o five facilities in Northern Florida (St. Augustine, Palatka, Orange Park, Jacksonville, Jacksonville Beach),
         o        one facility in Corpus Christi, Texas,
         o one joint venture with a Columbia Hospital in Bradenton, Florida,
         o two facilities in Northern California (Stockton and Hayward) that service Kaiser Permanente members,
         o one mobile positron emission tomography unit servicing the Florida cancer centers, and
         o        one facility in Scottsdale, Arizona.

U.S. Cancer Care's goal is to become a leading network provider of radiation therapy services in the United States through strategic relationships, new center developments, prudent acquisitions, and internal growth from expert management. This service is predicated upon state-of-the-art proprietary information systems, and the delivery of superior university level care in a cost efficient manner.

U.S. Cancer Care's current outstanding preferred stock is designated into 3 series: A, B and C. These series will be converted into series of preferred stock of Worldwide containing the same rights and preferences. The current rights and preferences of U.S. Cancer Care's preferred stock are the following:

         DIVIDENDS: Dividends on the series A preferred stock are cumulative and payable at an annual rate of 9% of $5,000 per share. Dividends are payable quarterly when and as declared by the board of directors. The dividend rate of the series A preferred stock will increase to an annual rate of 20% of $5,000 per share in March 2002 if the series A preferred stock is outstanding at such time.

Dividends on the series B preferred stock are cumulative and payable at an annual rate of 5% of $2,500 per share. Dividends are payable quarterly when and as declared by the board of directors. The dividend rate of the series B preferred stock will increase to an annual rate of 9% of $2,500 per share at such time as U.S. Cancer Care's subsidiary, Corpus Christi Acquisition, LLC, achieves EBITDA of at least $1 million for four consecutive fiscal quarters. In addition, the dividend rate of the series B preferred stock will increase to 20% of $2,500 per share in March 2004 if the series B preferred stock is outstanding at such time. However, the company can convert the preferred B to common stock at $ 10 per share if the EBITDA threshold described above is not achieved by March 2004.

Dividends on the series C preferred stock are cumulative and payable at an annual rate of 12% of $2,500 per share. Dividends are payable when and if declared by the board of directors. The dividend rate will increase to an annual rate of 20% of $2,500 per share in November 2003 if series C shares are outstanding.

No dividends will be paid on the common stock in any fiscal year without all series of preferred stock first receiving any accrued but unpaid cumulative dividends.

         LIQUIDATION PREFERENCE: In the event of any liquidation, dissolution or winding up of the company, the holders of the series A preferred stock will be entitled to receive, in preference to the holders of common stock and other series of preferred stock, an amount equal to $5,000 per share, plus all accrued and unpaid dividends. In the event of any liquidation, dissolution or winding up of the company, the holders of the series B preferred stock will be entitled to receive, in preference to the holders of common stock, an amount equal to $2,500 per share, plus all accrued and unpaid dividends. The series C preferred stock is entitled to the same preferences, subject to the rights of the series A and B stock.

After the holders of the series A, and C preferred stock have been paid in full their liquidation preference amounts, the remaining assets of the company may be distributed to the holders of the common stock.

         CONVERSION: The holders of the series A preferred stock are entitled at any time to convert their series A preferred stock into common stock at a conversion rate calculated by dividing $5,000 by the "conversion price," which shall be an amount equal to 90% of the average of the fair market value of the company's common stock for the 20 days prior to the date of conversion.

The holders of the series B preferred stock are entitled subject to the EBITDA Threshold limitations as set forth below, to convert their series B preferred stock into common stock at a conversion rate calculated by dividing $2,500 by the "holder conversion price." This shall be an amount equal to 90% of the average of the fair market value of the company's common stock for the 20 days prior to the date of conversion. However, the series B preferred stock may be converted to common stock at the election of the company at any time after March 2004, upon 90 days written notice, if Corpus Christi does not achieve EBITDA Threshold of at least $1 million for four consecutive fiscal quarters. If the series B preferred stock is converted at the election of the company, the conversion price shall be equal to the greater of the fair market value of the common stock for the 20 days prior to the date on which the company gives notice of such conversion and $10.00 per share. The $10.00 conversion price will be decreased pursuant to a weighted average formula if the company issues shares of capital stock for a consideration less than the fair market value of the common stock on the date of issuance.

The holders of series C preferred stock are entitled to convert their series C preferred stock into common stock at a price of $1.30 per share, subject to adjustment.

         REDEMPTION: The series A, B and C preferred stock may be redeemed at the option of the company at a price equal to $5,000 per share for the series A preferred stock, $2,500 per share for the series B preferred stock and $2,500 for the series C preferred stock. In addition, all accrued but unpaid dividends on all preferred shares shall be paid. Also, the holders of the series A preferred stock and the series B preferred stock shall have the right to demand redemption of their shares at the applicable redemption price upon the occurrence of certain defaults by the company. The series A, B and C preferred stock shall also be redeemable in full at the applicable redemption price, upon the closing of an underwritten public offering of the company's common stock which yields proceeds to the company of not less than $15 million.

         LIMITED VOTING RIGHTS: The series A, B and C preferred stock do not have the right to vote on any matters submitted or required to be submitted to the vote of the stockholders, except as required by law, and except that the affirmative vote of the holders of at least a majority of the series A and B preferred stock, voting as a separate class, is required for (a) amendments to the company's organizational documents that would amend the terms of the respective series of preferred stock, and (b) certain mergers, sales of assets and incurring of indebtedness contemplated by the company.

Also, in connection with the agreement and plan of reorganization, Worldwide Equipment will issue Mitch Hymowitz, the company's president and director, options to purchase 200,000 shares of common stock. These options are exercisable at $.01 per share. The shares of common stock underlying these warrants contain piggy back registration rights.

The principal of Ocean Crest Merchants Group and Brett Holdings (holder of a convertible promissory note and shareholder, respectively, in Worldwide Equipment) is a beneficial shareholder in several entities that hold convertible promissory notes payable by U.S. Cancer Care and options to purchase shares of common stock of U.S Cancer Care. Upon the closing of the agreement and plan of reorganization, conversion of all promissory notes and exercise of the options, the principal's interest in Worldwide Equipment will be approximately 9.5%. This interest excludes dilution that will be incurred, if and when the preferred shares are converted.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our offices at 599 W. Hartsdale Avenue, Suite 201, White Plains, New York 10607. We pay no rent for the use of this office. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report. However, on October 30, 2000, Worldwide held a special meeting of its shareholders. At this meeting and through the solicitation of proxies, Worldwide voted to effect a 50 to 1 reverse stock split of all outstanding common stock. The reverse stock split was approved by 72.5% of the outstanding shares of Worldwide. 48,467,245 shares of the 66,891,353 total shares outstanding as of the record date were voted in favor of the reverse split, while 2,220,924 were voted against.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Worldwide's common stock traded on the over-the-counter Bulletin Board under the symbol "wwde." Effective November 2000, the symbol was changed to "wweq." Over the past calendar periods, its common stock has traded at closing sales prices indicated in the following chart:

                                                    High                Low
                                                    -----              -----
1st quarter                     1998                4.50               3.75
2nd quarter                     1998                4.00               2.75
3rd quarter                     1998                3.125              1.25
4th quarter                     1998                2.25               0.5625
1st quarter                     1999                1.0625             0.3125
2nd quarter                     1999                0.38               0.10
3rd quarter                     1999                0.15               0.045
4th quarter                     1999                0.0475             0.015
1st quarter                     2000                0.325              0.015
2nd quarter                     2000                0.13               0.02
3rd quarter                     2000                0.03               0.009

As of August 31, 2000, there were approximately 2,844 beneficial holders of our common stock and approximately 110 record holders.

Worldwide is authorized to issue 100,000,000 shares of common stock, $0.001 par value, of which 67,891,328 shares were issued and outstanding as of August 31, 2000 and approximately 1,357,874 shares issued and outstanding after the 50-1 reverse stock split. We are also authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share.

Worldwide has not paid any cash dividends on its common stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

ITEM 6. PLAN OF OPERATION.

We currently have no operations or revenues. We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We do not have any possible acquisition of merger candidates as of the date of this filing.

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Our management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

The analysis of new business opportunities is undertaken by Mitchell Hymowitz, our sole director and president, who may not be considered a professional business analyst. We are concentrating on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we consider such matters as:

         o        the available technical, financial and managerial resources;
         o        working capital;
         o        other financial requirements;
         o        history of operations, if any;
         o        prospects for the future;
         o        nature of present and expected competition;
         o the quality and experience of management services which may be available and the depth of that management;
         o the potential for further research, development, or exploration;
         o        the potential for growth or expansion;
         o        the potential for profit;
         o the perceived public recognition of acceptance of products, services, or trades; and
         o        name identification.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer control us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders. Any terms of sale of the shares presently held by any member of management will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of these securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a shell company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such stockholders.

Except as may be required by law, we will not acquire or merge with any entity which cannot provide independently audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

We incur nominal expenses in the implementation of our business plan. Since we have nominal capital with which to pay these anticipated expenses, we have entered into a consulting agreement with Ocean Crest Merchants Group. Ocean Crest has provided us with $50,000 to pay for both our old and new business expenses. Ocean Crest also provides consulting services which consist of assisting us in merger and acquisition opportunities. The funds we receive from Ocean Crest should satisfy our working capital requirements for the next several months. We have issued Ocean Crest a promissory note convertible at the earlier of March 15, 2001 or merger or acquisition of our company. The note is convertible into 8,750,000 (pre-reverse split) shares of common stock in return for their services and financing.

We do not anticipate using any other outside consultants or advisors to effectuate our business purpose. However, if we do retain additional consultants or advisors, any cash fee earned by this party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets to compensate a consultant or advisor.

EMPLOYEES

We have one full time and no part time employees. We do not need to hire additional employees to facilitate our business plan.

COMPETITION

We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

RISK FACTORS

WE HAVE NO OPERATIONS OR REVENUES AND HAVE LIMITED ASSETS. With the exception of our interests in ARO and Best Rate, we have no operations. We have no revenues or earnings from operations. We have little or no tangible assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continually until we consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

TRANSFERABILITY OF OUR SHARES OF COMMON STOCK IS LIMITED BECAUSE A SIGNIFICANT NUMBER OF STATES HAVE ENACTED SECURITIES OR BLUE SKY LAWS AND REGULATIONS RESTRICTING OR, IN MANY INSTANCES, PROHIBITING, THE INITIAL SALE AND SUBSEQUENT RESALE WITHIN THAT STATE OF SECURITIES OF

BLANK CHECK COMPANIES SUCH AS US. In addition, many states, while not specifically prohibiting or restricting blank check companies, would not register our securities for sale or resale in their states. Because of these regulations, we have no current plan to register any securities with any state. To ensure that any state laws are not violated through the resales of our securities, we will refuse to register the transfer of any securities to residents of any state which prohibits this resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until consummation of a business combination.

WE ARE AND WILL CONTINUE TO BE A MINOR PARTICIPANT IN THE BUSINESS OF SEEKING MERGERS WITH, JOINT VENTURES WITH AND ACQUISITIONS OF SMALL PRIVATE AND PUBLIC ENTITIES. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we, and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. In addition, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

WE HAVE NO ARRANGEMENT, AGREEMENT OR UNDERSTANDING WITH RESPECT TO ENGAGING IN A MERGER WITH, JOINT VENTURE WITH OR ACQUISITION OF, A PRIVATE OR PUBLIC ENTITY. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We cannot assure you that we have or will be able to negotiate a business combination on favorable terms. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR PROPOSED OPERATIONS, EVEN IF SUCCESSFUL, WILL IN ALL LIKELIHOOD RESULT IN OUR ENGAGING IN A BUSINESS COMBINATION WHICH WILL LIMIT OUR ACTIVITIES TO THOSE ENGAGED IN BY THE ENTITY WITH WHICH WE MERGE OR ACQUIRE. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

IN THE EVENT THAT WE ENGAGE IN BUSINESS COMBINATIONS WHICH RESULT IN OUR HOLDING PASSIVE INVESTMENT INTERESTS IN A NUMBER OF ENTITIES, WE COULD BECOME SUBJECT TO REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940. Although we will be subject to regulation under the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we are subject to the Investment Company Act, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained formal determination from the Securities and Exchange Commission regarding our status under the Investment Company Act of

1940 and, consequently, any violation of this act could cause material adverse consequences to our business.

A BUSINESS COMBINATION INVOLVING THE ISSUANCE OF OUR COMMON STOCK WILL, IN ALL LIKELIHOOD, RESULT IN STOCKHOLDERS OF A PRIVATE COMPANY OBTAINING A CONTROLLING INTEREST IN US. Any similar business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our board of directors. The resulting change in control could result in the removal of key management personnel and a corresponding reduction in or elimination of his participation in our future affairs.

OUR PRIMARY PLAN OF OPERATION IS BASED UPON A BUSINESS COMBINATION WITH A PRIVATE COMPANY WHICH WILL RESULT IN OUR ISSUING SECURITIES TO STOCKHOLDERS OF A COMPANY WE ARE MERGING WITH OR ACQUIRING. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective stockholders.

THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Sections 13 and 15(d) of the Securities Exchange Act of 1934 require companies to provide information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required in this report are included, commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 21, 2000, we terminated our relationship with Moore Stephens, P.C. and appointed Paritz & Company, P.A. as our independent auditors. There were no disagreements with Moore Stephens, P.C.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of our directors and executive officers:

Name                       Age        Position
----                       ---        --------

Mitchell Hymowitz          38         President and Sole Director

Mitchell Hymowitz, 38 years old, has served as our president and sole director since June 1999, and as our chief financial officer since November 1997. From August 1998 to June 1999, Mr. Hymowitz served as our vice president, secretary and treasurer. Mr. Hymowitz has served as president of our minority-owned subsidiary, ARO of America, Inc. from June 1999 to the present, and served as vice president, treasurer and secretary between August 1998 and June 1999. In addition, Mr. Hymowitz has served as president of Best Rate International, a wholly-owned subsidiary of ARO, since September 1999. From 1990 to November 1997, Mr. Hymowitz was employed by H & W Hardware Co., a hardware retailer, as that company's vice president. Simultaneously during that period, Mr. Hymowitz was employed as treasurer of 220 First Avenue Realty, a building management company. Mr. Hymowitz received his B.S. in accounting from the University of Buffalo.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to our sole director and officer:


                                        Period                            Salary                    Other
                                        ------                            -------                   ------
Mitchell Hymowitz          November 1997 - October 1998                  $150,000               200,000 Options
                                                                                                Exercise @$4.00
                           November 1998 - October 1999                  $144,375                          None
                           November 1999 - February 2000                 $ 30,000                          None
                           March 2000 - Present                              None                          None


We issued Mitchell Hymowitz 1,975,000 shares of our common stock as payment of his salary from April 1999 through February 2000, included as salary above.

EMPLOYMENT AGREEMENT

In November 1997 we entered into an employment contract with Mitchell Hymowitz for a period of three year. Under this agreement Mr. Hymowitz was entitled to receive a base salary of $150,000 per year in addition to options to purchase an aggregate of 200,000 shares of our common stock. Due to our financial condition, Mr. Hymowitz received 1,975,000 shares of our common stock in lieu of his salary from April 1999 to February 2000. He has not received any additional compensation as of the date of this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of August 31, 2000 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. This table does not reflect the 50-1 reverse stock split effective October 30, 2000.

                                         Number of               Percentage of
Name                                   Shares Owned              Shares Owned
----                                   ------------              ------------

Mitchell Hymowitz                          2,100,000                 3.1%
11 Genesee Trail
Harrison, NY 10528

Brett Holdings, Inc. *                     5,595,541                 8.2%
2600 N. Military Trail, Suite 206
Boca Raton, FL 33431

All officers and directors                 2,100,000                 3.1%
  as a group (1 person)

*The interest held by Brett Holdings excludes 8,750,000 (175,000 post-reverse split) shares of common stock that will be received by Ocean Crest Merchants Group upon conversion of the promissory note held by Ocean Crest. The note is not convertible until the earlier of March 2001 or any merger or acquisition of Worldwide. Elliot Loewenstern, the president and principal of Brett Holdings is also the president and principal of Ocean Crest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Brett Holdings, Inc. loaned us $550,000 pursuant to a convertible debenture in August 1997. Brett Holdings was granted options to purchase 900,000 shares of common stock at $0.50 per share in connection with the loan. To date, Brett Holdings has exercised 670,000 options, pre-reverse split. Brett Holdings is a shareholder in our company.

We have entered into a consulting agreement with Ocean Crest Merchants Group. Under this agreement Ocean Crest received a promissory note convertible into 8,750,000 shares of common stock in return for providing us with consulting services and $50,000 in financing. The president and principal of Ocean Crest is also the president and principal of Brett Holdings. Subject to our 50-1 reverse stock split, the note is now convertible into 175,000 shares.

On November 20, 2000, we issued Ocean Crest an additional promissory note, payable on demand, in the amount of $10,000 in return for payment of certain working capital expenses.

PART F/S

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.0      Articles of Incorporation(1)
3.1(a)   Amended Articles of Incorporation(1)
3.1(b)   Amendment to Amended Articles of Incorporation(1)
3.1(c) Amendment to Amended Articles of Incorporation designating reverse stock split(3)
3.2      Bylaws(2)
10.1     Employment Agreement with Mitchell Hymowitz(1)
10.2     Consulting Agreement with Ocean Crest(1)
27.1     Financial Data Schedule

(1)      Previously filed on Form 10-SB dated June 13, 2000.
(2)      Previously filed on Form 10-SB/A dated June 22, 2000.
(3)      Previously filed on Form 8-K filed on November 1, 2000.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act the registrant caused this report thereunto duly authorized.

Worldwide Equipment Corp.


Date:  December 12, 2000                   By: /s/ Mitchell Hymowitz
                                               ---------------------------------
                                                   Mitchell Hymowitz, President

                             PARITZ & COMPANY, P.A.




                            WORLDWIDE EQUIPMENT CORP.

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                           YEAR ENDED AUGUST 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
WORLDWIDE EQUIPMENT CORP.
White Plains, New York

         We have audited the accompanying balance sheet of WORLDWIDE EQUIPMENT CORP. as of August 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WORLDWIDE EQUIPMENT CORP. as of August 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Worldwide Equipment Corp. will continue as a going concern. As discussed in Note 2, WORLDWIDE EQUIPMENT CORP. (i) has a negligible asset base and no current business operation, (ii) has incurred recurring losses, (iii) had a working capital deficiency and a net capital deficiency of $159,337 as of August 31, 2000, and (iv) has had difficulty meeting its financial obligations as they become due. These factors raise substantial doubt about WORLDWIDE EQUIPMENT CORP.'S ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey

November 28, 2000 (Except for Note 8B which is dated December 5, 2000)

                            WORLDWIDE EQUIPMENT CORP.

                                  BALANCE SHEET

                                 AUGUST 31, 2000

================================================================================





                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $      91
                                                                ---------

     TOTAL CURRENT ASSETS AND TOTAL ASSETS                      $      91
                                                                =========




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses - trade                 $  92,512
                                        - affiliate                16,916
 Note payable                                                      50,000
                                                                ---------

     TOTAL CURRENT LIABILITIES                                    159,428


STOCKHOLDERS' DEFICIENCY                                         (159,337)
                                                                ---------


     TOTAL STOCKHOLDERS' DEFICIENCY AND LIABILITIES             $      91
                                                                =========




================================================================================


                        See notes to financial statements

                            WORLDWIDE EQUIPMENT CORP.

                            STATEMENTS OF OPERATIONS

================================================================================


                                                                          Year Ended August 31,
                                                                        2000                 1999
                                                                    ------------           ------------
Sales - net                                                         $         --           $         --
Cost of goods sold                                                            --                     --
                                                                    ------------           ------------

GROSS PROFIT                                                                  --                     --


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             165,207                226,164
                                                                    ------------           ------------


OPERATING LOSS                                                          (165,207)              (226,164)

OTHER EXPENSES:
  Interest expense                                                       (73,224)            (3,301,210)
                                                                    ------------           ------------


LOSS FROM CONTINUING OPERATIONS                                         (238,431)            (3,527,374)

DISCONTINUED OPERATIONS:
  Loss  from operations of discontinued business segment                      --             (2,175,646)
  Gain on disposal of business segments                                       --              3,125,149
                                                                    ------------           ------------


NET LOSS USED IN PER COMMON SHARE CALCULATION                       $   (238,431)          $ (2,577,871)
                                                                    ============           ============


LOSS PER SHARE OF COMMON STOCK

  Loss from continuing operations                                          (0.01)                 (0.47)
  Loss from operations of discontinued business segment                       --                  (0.29)
  Gain (loss) on disposal of discontinued business segment                    --                   0.41


Weighted average shares of common stock outstanding                   48,098,576              7,549,270



================================================================================


See notes to financial statements

                           WORLDWIDE EQUIPMENT CORP.

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                      YEARS ENDED AUGUST 31, 2000 AND 1999


================================================================================



                                                                                       Additional                        Total
                                       Preferred                     Common              Paid-in      Accumulated     Stockholders'
                                         Stock                        Stock              Capital        Deficit        Deficiency
                                  Shares       Amount           Shares      Amount
                              ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE-SEPTEMBER 1, 1998          900,000   $        900      4,001,041  $      4,001  $ 17,178,076   $(17,878,424)  $   (695,447)
Net loss                                --             --             --            --            --     (2,577,871)    (2,577,871)
ISSUANCE OF COMMON STOCK IN
CONNECTION WITH:

   Conversion of Preferred
    Stock                         (256,750)          (257)     6,846,496         6,847        (6,590)            --             --
   Conversion of debentures             --             --      6,888,000         6,888     1,363,112             --      1,370,000
   Exercise of stock options            --             --        670,000           670       334,330             --        335,000
   Exercise of private
     placement  options                 --             --        136,750           137       136,613             --        136,750
   Exercise of private
     placement warrants                 --             --        107,500           107          (107)            --             --
   Stock issuances                      --             --        100,000           100          (100)            --             --
   Stock issued in settlement
     of litigation                      --             --        100,000           100       362,900             --        363,000
                              ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE-AUGUST 31, 1999            643,250   $        643     18,849,787  $     18,850  $ 19,368,234   $(20,456,295)  $ (1,068,568)
Net loss                                --             --             --            --            --       (238,431)      (238,431)
ISSUANCE OF COMMON STOCK IN
CONNECTION WITH:

   Conversion of Preferred
     Stock                        (643,250)          (643)    17,152,905        17,153       (16,510)            --             --
   Conversion of debentures             --             --     23,621,683        23,622       631,378             --        655,000
   Conversion of accounts
     payable and accrued
     interest                           --             --      8,007,453         8,007       450,180             --        458,187
   Exercise of warrants
     and options                        --             --         99,500           100         4,375             --          4,475
   Stock issued in
     settlement of
     litigation                         --             --        160,000           160        29,840             --         30,000
                              ------------   ------------   ------------  ------------  ------------   ------------   ------------
BALANCE-AUGUST 31, 2000                 --   $         --     67,891,328  $     67,892  $ 20,467,497   $(20,694,726)  $   (159,337)
                              ============   ============   ============  ============  ============   ============   ============


================================================================================



                        See notes to financial statements

                            WORLDWIDE EQUIPMENT CORP.

                            STATEMENTS OF CASH FLOWS

================================================================================

                                                                                   Year Ended August 31,
                                                                                 2000                1999
                                                                              -----------         -----------
OPERATING ACTIVITIES:
 Loss from continuing operations                                              $  (238,431)        $(3,527,374)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES:

    Stock issued in settlement of litigation                                           --             147,000
     Write-off of deferred charges                                                     --           3,306,516
  CHANGES IN ASSETS AND LIABILITIES:

     INCREASE IN:

         Accounts payable and accrued expenses - trade                            166,921                 500
                                               - affiliate                         16,916                  --
                                                                              -----------         -----------
NET CASH - CONTINUING OPERATING ACTIVITIES                                        (54,594)            (73,358)
                                                                              -----------         -----------

DISCONTINUED OPERATIONS:

  Income from discontinued business segments                                           --             949,503
  Items of non-cash in discontinued operations                                         --          (1,290,886)
                                                                              -----------         -----------
NET CASH -DISCONTINUED OPERATIONS                                                      --            (341,383)
                                                                              -----------         -----------

FINANCING ACTIVITIES:

 Proceeds from issuance of loans and notes payable                                 50,000             276,750
 Proceeds from exercise of warrants and options                                     4,475                  --
 Proceeds from stock issuances                                                         --             135,000
                                                                              -----------         -----------
NET CASH - FINANCING ACTIVITIES                                                    54,475             411,750
                                                                              -----------         -----------

DECREASE IN CASH                                                                     (119)             (2,991)

CASH - BEGINNING OF YEAR                                                              210               3,201
                                                                              -----------         -----------

CASH - END OF YEAR                                                            $        91         $       210
                                                                              ===========         ===========

NON-CASH FINANCING ACTIVITIES:

 Conversion of debentures into common stock                                   $   655,000         $ 1,370,000
                                                                              ===========         ===========
 Exercise of stock options                                                    $        --         $   200,000
                                                                              ===========         ===========
 Conversion of accounts payable and accrued interest into common stock        $   487,187         $        --
                                                                              ===========         ===========



================================================================================



                        See notes to financial statements

                            WORLDWIDE EQUIPMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

================================================================================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS DESCRIPTION

         As of August 31, 2000, Worldwide Equipment Corp. ("WEC") has a negligible asset base and no active business operations.

         As of September 1, 1998, the Company was a holding company for its then wholly-owned subsidiaries, International Tractor Co., Inc. ("ITC") (which was sold in August, 1999 - see Note 3 and ARO of America, Inc. ("ARO") which was acquired in August, 1997 and owned 40% of the issued and outstanding common stock of East European Imports, Inc. ("EEI") (a development stage company) which planned to assemble and sell sports utility vehicles. In May, 1999 EEI ceased all business operations.

         During the year ended August 31, 1999, ARO sold 1,480,000 shares of its common stock for $370,000, which resulted in the Company owning approximately 63% of the issued and outstanding shares of ARO at August 31, 1999. During the year ended August 31, 2000, (I) ARO sold an additional 1,020,000 shares of common stock for $255,000, (ii) convertible debentures aggregating $550,000 and related accrued interest of $78,054 were converted into 1,250,000 shares of ARO, (iii) 4,500,000 shares of ARO were issued to acquire Best Rate International, Inc. ("BRI"), (iv) options to purchase 2,000,000 shares of ARO were exercised, (v) 288,000 shares were sold for an aggregate of $36,000, and (vi) 2,000,000 shares were issued for services rendered. As a result of the above transactions, as of August 31, 2000 WEC owned approximately 16.6% of ARO and ARO owned 100% of BRI. Both ARO and BRI have ceased substantially all business operations and have negative stockholders' equity. As a result of losses sustained by ARO, WEC's investment in ARO has been fully written off.

         USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

         PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

         Depreciation is provided for both financial reporting and income tax purposes using the straight-line and accelerated methods.

         INCOME TAXES

         The Company accounts for deferred income taxes in accordance with SFAS Statement No. 109 ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized for the future tax consequence attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

================================================================================

================================================================================

         STOCK BASED COMPENSATION

         Statement of Accounting Standards No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen not to adopt SFAS 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted the provision of Statement No. 130. "REPORTING COMPREHENSIVE INCOME", which modifies the financial presentation of comprehensive income and its components.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company adopted SFAS No. 107, "DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet.

         EARNINGS PER SHARE

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "EARNINGS PER SHARE", which is effective for financial statements issued for periods ending after December 15, 1997.

         SFAS 128 supersedes Accounting Principles Board Opinion No. 15, "EARNINGS PER SHARE", and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

         The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share, i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

================================================================================

2.       RISKS AND UNCERTAINTIES

         The accompanying financial statements have been prepared assuming that WEC will continue as a going concern. WEC has incurred recurring losses, had a working capital deficiency and a net capital deficiency of $159,337 as of August 31, 2000 and has had difficulty meeting its financial obligations as they become due. These factors raise substantial doubt about WEC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In addition, the Company has a negligible asset base and no active business operations. Other than issuing shares to stockholders, the Company has not conducted any business since August, 1999.

         The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continually until it consummates a business combination with a profitable business entity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination on favorable terms..

         WEC intends to seek to acquire assets or shares of an entity or group of entities actively engaged in business which generates revenues, in exchange for their securities.

3.       DISCONTINUED OPERATIONS

         On August 30, 1999 WEC sold all of the issued and outstanding common stock of ITC for a total consideration of the assumption of all obligations of ITC and the indemnification and release of the Company and its officers, directors and shareholders of all claims and obligations that may arise.

         The gain on disposition of discontinued operations included in the accompanying statement of operations results from the excess of liabilities over assets assumed by the purchaser.

         Sales of ITC were $3,842,234 for the year ended August 31, 1999.

4.       NOTE PAYABLE

         This note is non-interest bearing and is payable at the earlier of (1) March 15, 2001, or (2) upon any merger or acquisition of the Company by the issuance of 8,750,000 shares of common stock of the Company but, in no event, more than 9.9% of the outstanding common stock of the Company. The note is payable to a corporation controlled by a stockholder of WEC.

5.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of convertible preferred stock ("the Convertible Preferred Stock"), par value $.001 per share.

         During the years ended August 31, 2000 and 1999, convertible debentures of $655,000 and $1,370,000, respectively, were converted into 23,621,683 and 6,888,000 shares of common stock, respectively. In addition, in 2000 accrued interest on the convertible debentures of $127,780 was converted into 2,215,309 shares of common stock

================================================================================

================================================================================


         During the years ended August 31, 2000 and 1999, 643,250 and 256,750 shares, respectively, of Preferred Stock were converted into 17,152,905 and 6,846,496 shares of common stock, respectively.

         There were no dividends declared or paid on the convertible Preferred Stock during 2000 and 1999.

         A summary of options outstanding as of August 31, 2000 is as follows:

              Number of Shares         Exercise Price           Expiration Date
              ----------------         --------------           ---------------
                   200,000                  4.00              No expiration date
                   226,250                  2.00              December 31, 2002
                    10,000                  1.00              December 31, 2000
                    15,000                  1.00              No expiration date
               ------------
                   451,250
               ============

         The following table summarizes transactions in options.


                                                     Number        Weighted
                                                       of           Average
                                                     Common        Exercise
                                                     Shares          Price
                                                    ---------      --------

               OUTSTANDING AT AUGUST 31, 1998         727,500         $2.44
                  Exercised                          (136,750)         1.00
                                                    ---------      --------
               OUTSTANDING AT AUGUST 31, 1999         590,750          2.54
                  Expired                             (50,000)         1.00
                  Exercised                           (89,500)         0.05
                                                    ---------      --------
               OUTSTANDING AT AUGUST 31, 2000         451,250         $2.83
                                                    =========      ========

         All outstanding options were exercisable as of August 31, 2000 and 1999.

         See Note 8.


6.       INCOME TAXES

         The Company has net operating loss carryforwards of approximately $1,890,000 which expire as follows:


                          Year                   Amount
                          ----                 ----------
                          2017                 $  650,000
                          2018                    585,000
                          2019                    415,000
                          2020                    240,000
                                               ----------
                                               $1,890,000
                                               ==========


================================================================================

================================================================================


         Due to significant changes in stock ownership of the Company, utilization of these carryforwards may be limited pursuant to Internal Revenue Service Regulations.

         As of August 31, 2000, the Company has a deferred tax asset of approximately $640,000 relating to the net operating loss carryforwards against which a full valuation allowance has been recognized for financial statement reporting purposes.

7.       EMPLOYMENT AGREEMENT

         In November, 1997 the Company entered into a three-year employment contract with the President of the Company ("the President"), pursuant to which he is to receive a base salary of $150,000 per year in addition to options to purchase an aggregate of 200,000 shares of the Company's common stock. The President received 1,975,000 shares of the Company's common stock in lieu of his salary from April, 1999 to February, 2000.

8.       SUBSEQUENT EVENT
 .
         (A) At a special meeting of the stockholders on October 30, 2000, the stockholders of WEC approved a one-for-fifty reverse stock split of the Company's common stock effective November 10, 2000 to shareholders of record on such date. As a result of the reverse stock split, the Company will have 1,357,874 shares outstanding.

         No effect has been given to the above in the accompanying financial statements.

         (B) Pursuant to an agreement and plan of reorganization dated December 5, 2000, WEC agreed to acquire all of the issued and outstanding stock in U.S. Cancer Care, Inc. ("USCC") in exchange for 6,741,942 shares (on a post reverse split basis - see Note 8A) of WEC common stock, which will account for approximately 83% of the outstanding common stock of WEC. In addition, WEC will issue an aggregate of 3,000 shares of Preferred Stock, designated in three separate classes to holders of USCC Preferred Stock. The closing of this transaction is contingent on the written consent and/or approval of the shareholders of USCC. Accordingly, there is no assurance that this transaction will ultimately close.

                The principal of a stockholder of WEC and the holder of the note payable referred to in Note 4 is a beneficial shareholder in several entities that hold convertible promissory notes payable by USCC and options to purchase shares of common stock of USCC. Upon the closing of the agreement and plan of reorganization, conversion of all promissory notes and exercise of the options, the principal's interest in WEC will be approximately 9.5%. This interest excludes dilution that will be incurred, if and when the preferred shares are converted.


================================================================================