Form 10QSB
period 2000-11-30
WORLDWIDE EQUIPMENT CORP
filed 2001-01-22
CIK 1039646

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                               CIK NO.: 0001039646

For Quarter Ended                                      Commission File Number
November 30, 2000                                      0-30799


                            WORLDWIDE EQUIPMENT CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)



Florida                                                    59-3191053
-------                                                    ----------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

        599 W. Hartsdale Avenue, Suite 201, White Plains, New York 10607
        ----------------------------------------------------------------
            Address of principal executive offices)     (Postal Code)

Registrant's telephone number, including area code:  (914) 428-8191
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes   X     No
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 1,337,874 Common Stock as of November 30, 2000


                                            WORLDWIDE EQUIPMENT CORP.

                                                  BALANCE SHEET



                                                                   November 30, 2000            AUGUST 31, 2000
ASSETS


CURRENT ASSETS


  Cash                                                                    $   63                 $   91




     TOTAL CURRENT ASSETS AND TOTAL ASSETS                               $    63                 $   91

                                                                        ========             ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses - trade                        $ 144,699               $ 92,512

                                        - affiliate                       24,415                 16,916

 Note payable                                                             60,000                 50,000


     TOTAL CURRENT LIABILITIES                                           229,114                159,428


STOCKHOLDERS' DEFICIENCY                                                (229,051)              (159,337)


TOTAL STOCKHOLDERS' DEFICIENCY AND LIABILITIES                              $ 63                 $   91
                                                                      ===========            ===========




                               WORLDWIDE EQUIPMENT CORP.

                               STATEMENTS OF OPERATIONS



                                                                     THREE MONTHS ENDED
                                                                        November 30,



                                                                   2000                 1999


Sales - net                                                            $   -              $    -

Cost of goods sold                                                         -                   -
                                                                -------------           ---------


GROSS PROFIT                                                               -                   -


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          69,714              29,028
                                                                -------------           ---------

OPERATING LOSS                                                      (69,714)            (29,028)

OTHER EXPENSES:

  Interest expense                                                         -               5,208
                                                                -------------           ---------

LOSS FROM CONTINUING OPERATIONS                                     (69,714)            (34,236)
                                                              ===============  ==================

DISCONTINUED OPERATIONS:

  Loss  from operations of discontinued business segment                   -

  Gain on disposal of business segments                                    -
                                                                -------------           ---------


NET LOSS USED IN PER COMMON SHARE CALCULATION                      $(69,714)           $(34,236)
                                                              ===============  ==================

LOSS PER SHARE OF COMMON STOCK
                                                                       (.05)                   -
  Loss from continuing operations

  Loss from operations of discontinued business segment                    -

  Gain (loss) on disposal of discontinued business segment                 -


Weighted average shares of common stock outstanding                1,337,874          18,849,787





                        See notes to financial statements




                            WORLDWIDE EQUIPMENT CORP.

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                      THREE MONTHS ENDED NOVEMBER 30, 2000





                                                                                   ADDITIONAL                         TOTAL
                                                                  COMMON            PAID-IN      ACCUMULATED        STOCKHOLDERS'
                                   PREFERRED                        STOCK          CAPITAL           DEFICIT        DEFICIENCY
                                   STOCK

                                    Shares         Amount      Shares     Amount

BALANCE-SEPTEMBER 1, 1998               900,000     $900     4,001,041    $ 4,001  $17,178,076   $(17,878,424)       $ (695,447)

Net loss                                      -        -             -          -            -     (2,577,871)       (2,577,871)

Issuance of common stock in
connection with:

   Conversion of Preferred Stock      (256,750)    (257)     6,846,496      6,847      (6,590)               -                 -

   Conversion of debentures                   -        -     6,888,000      6,888    1,363,112               -         1,370,000

   Exercise of stock options                  -        -       670,000        670      334,330               -           335,000

   Exercise of private placement
                 options                      -        -       136,750        137      136,613               -           136,750

   Exercise of private placement
                 warrants                     -        -       107,500        107        (107)               -                 -

   Stock issuances                            -        -       100,000        100        (100)               -                 -

   Stock issued in settlement of
                 litigation                   -        -       100,000        100      362,900               -           363,000

------------------------------------------------------------------------------------------------------------------------------------

BALANCE-AUGUST 31, 1999                 643,250    $ 643    18,849,787    $18,850  $19,368,234   $(20,456,295)      $(1,068,568)

Net loss                                      -        -             -          -            -       (238,431)         (238,431)

Issuance of common stock in
connection with:

   Conversion of Preferred Stock      (643,250)    (643)    17,152,905     17,153     (16,510)               -                 -

   Conversion of debentures                   -        -    23,621,683     23,622      631,378               -           655,000

   Conversion of accounts payable
           and accrued interest               -        -     8,007,453      8,007      450,180               -           458,187

   Exercise of  warrants and
           options                            -        -        99,500        100        4,375               -             4,475

   Stock issued in settlement of
           litigation                         -        -       160,000        160       29,840               -            30,000
                                     -----------------------------------------------------------------------------------------------
BALANCE-AUGUST 31, 2000                       -      $ -    67,891,328    $67,892  $20,467,497   $(20,694,726)        $(159,337)
                                     ===============================================================================================

50 to 1 Reverse Stock Split                                (66,553,454)             66,553,454                                0
  Net Loss                                                                                            (69,714)          (69,714)

Balance - November 30, 2000                                  1,337,874     67,892   87,020,951    (20,764,440)         (229,051)





                            WORLDWIDE EQUIPMENT CORP.

                            STATEMENTS OF CASH FLOWS




                                                                                         THREE MONTHS ENDED

OPERATING ACTIVITIES                                                              11/30/2000           11/30/1999


                                                                                   $ (69,714)              $(34,236)
 Loss from continuing operations

  Adjustments to reconcile net loss to net cash

    used in operating activities:

  Changes in assets and liabilities:

     Increase in:
                                                                                       52,187                 23,274
         Accounts payable and accrued expenses - trade
                                                                                        7,499                 10,901
                                                                                -------------            -----------
                                                - affiliate                          (10,028)                   (61)
                                                                                -------------            -----------
NET CASH - CONTINUING OPERATING ACTIVITIES

                                                                                -------------            -----------
NET CASH -DISCONTINUED OPERATIONS                                                           0                      0
                                                                                -------------            -----------
FINANCING ACTIVITIES:
                                                                                       10,000               (50,000)
  Proceeds from issuance of loans and notes payable
                                                                                            0                      0
 Proceeds from exercise of warrants and options
                                                                                            0                 50,000
                                                                                -------------            -----------
  Proceeds from stock issuances                                                        10,000                      0
                                                                                -------------            -----------
NET CASH - FINANCING ACTIVITIES


DECREASE IN CASH                                                                         (28)                   (61)


CASH - BEGINNING OF YEAR                                                                   91                    210
                                                                               ---------------       ----------------


CASH - END OF YEAR                                                                         63                    149
                                                                               ===============       ================


Non-cash financing activities:

  Conversion of debentures into common stock                                                0                 50,000
                                                                               ===============       ================

  Exercise of stock options                                                                 0                      0
                                                                               ===============       ================

 Conversion of accounts payable and accrued interest into common stock                      0                      0
                                                                               ===============       ================


                            WORLDWIDE EQUIPMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business description

         As of November 30, 2000, Worldwide Equipment Corp. ("WEC") has a negli-gible asset base and no active business operations.

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

                            WORLDWIDE EQUIPMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2000



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

                            WORLDWIDE EQUIPMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2000


OTHER EVENTS

          The Company has entered into a Plan and Agreement of Reorganization to acquire all of the issued and outstanding stock of U.S. Cancer Care, Inc., a Delaware corporation, in exchange for 6,741,942 shares of common stock of Worldwide Equipment Corp., representing 83.24% of the outstanding common shares; (ii) all the series A preferred stock of U.S. Cancer Care, Inc. shall be exchanged for 1000 Series B voting preferred shares of Worldwide Equipment Corp. and (iii) all the Series B preferred stock of U.S. Cancer Care shall be exchanged for 1000 Series C voting preferred shares of Worldwide Equipment Corp., and all the Series C preferred stock of U.S. Cancer Care shall be exchanged for 1000 Series D voting preferred shares of Worldwide Equipment Corp. Series E Preferred shares shall be used for a private placement of capital.

          U.S. Cancer Care, Inc., was founded in 1998 to manage and expand the operations of outpatient radiation therapy cancer treatment centers. U.S. Cancer Care provides management services to outpatient radiation therapy cancer treatment centers and their radiation and medical oncologists, featuring billing, collection and management information services using U.S. Cancer Care's proprietary ROSCOE(TM)and MOSCOE(TM)software systems, as well as administrative, accounting, non-physician personnel and purchasing. U.S. Cancer Care also provides management services to hospital owned radiation therapy outpatient facilities, as well as inpatient facilities. U.S. Cancer Care is a facility owner and manager, and maintains its relationship with radiation oncologists through medical service agreements as independent contractors and medical oncologists through management agreements for MOSCOE(TM) billing and collection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED NOVEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

The Company had no revenues in the quarter in 2000 or 1999. The Company incurred expenses of $69,714 in the quarter in 2000 compared to $29,028 in expenses in the quarter in 1999. The Company net loss was ($69,714) in the quarter in 2000 and ($34,236) in the quarter in 1999, including $5,208 in interest. The Company expects losses to continue at the current rate until profitable business operations can be achieved. The loss per share was ($.05) for the quarter in 2000 compared to less than ($.01) in the quarter in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not presently have any operating capital and will be dependent upon private placements of stock or loans to fund any level of continuing operations.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            None

                            WORLDWIDE EQUIPMENT CORP.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WORLDWIDE EQUIPMENT CORP.


                                       /s/ Randy C. Sklar
Date:  January 19, 2001                ----------------------------------------
                                       Randy C. Sklar, Executive Vice President