Form 10KSB
period 2000-12-31
ONCURE TECHNOLGIES CORP
filed 2001-04-17
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 0-30799

                            ONCURE TECHNOLOGIES CORP.
                 (Name of small business issuer in its charter)

                 FLORIDA                                   59-3191053
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           700 Ygnacio Valley Road, Suite 300, Walnut Creek, CA 94596 (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (925) 279-2273

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $20,632,764.

As of March 31, 2001, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock on the OTC Bulletin Board on such date, was $4,438,493.40. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 31, 2001, the number of shares outstanding of the registrant's common stock was 8,024,816.

                           FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements in this annual report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, complete and integrate acquisitions and joint venture opportunities, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission ("SEC"). Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.



                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I .......................................................................................................... 3
     ITEM 1.      DESCRIPTION OF BUSINESS........................................................................ 3
     ITEM 2.      DESCRIPTION OF PROPERTY........................................................................14
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................16
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................16

PART II .........................................................................................................16

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER...............................................16
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................17
     ITEM 7.      FINANCIAL STATEMENTS...........................................................................22
     ITEM 8.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE.............23

PART III ........................................................................................................23

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)
                  OF THE EXCHANGE ACT............................................................................23
     ITEM 10.     EXECUTIVE COMPENSATION.........................................................................26
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........................................31
     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         The Company was incorporated in June of 1993 under the laws of the State of Florida. Prior to December 5, 2000, we did not conduct substantive business operations. On December 5, 2000, we entered into a Plan and Agreement of Reorganization whereby we acquired:

     o all of the issued and outstanding stock of U.S. Cancer Care, Inc., a Delaware corporation ("U.S. Cancer Care"), in exchange for 6,666,942 shares of our common stock (representing 83.08% of our outstanding common shares);

     o all of the series A preferred stock of U.S. Cancer Care, in exchange for 1,000 shares of our Series B Preferred Stock; and

     o all of the series B preferred stock of U.S. Cancer Care, in exchange for 1,000 shares of our Series C Preferred Stock.

         The final stage of our reorganization with U.S. Cancer Care was completed on January 17, 2001, when we: (i) acquired our fifth outpatient facility in Jacksonville, Florida in exchange for 1,000 shares of our Series D Preferred Stock; and (ii) received $4 million in exchange for 1,000 shares of our Series E Preferred Stock.

         In connection with the reorganization, we changed our:

     o    name from Worldwide Equipment Corp. to OnCure Technologies Corp.;

     o principal offices from 599 Hartsdale Avenue, Suite 201, White Plains, NY 10607 to 700 Ygnacio Valley Road Suite 300, Walnut Creek, CA 94596;

     o independent auditors from Paritz & Company, P.A. to Moore Stephens, P.C.; and

     o    the end of our fiscal year from August 31 to December 31.

         U.S. Cancer Care's operations now represent our sole business. Through U.S. Cancer Care, we now provide management services to outpatient radiation therapy cancer treatment centers and their radiation and medical oncologists. Our management services include billing, collection and management information services using our proprietary ROSCOE(TM), ARIS(TM) and MOSCOE(TM) software systems. We also provide administrative, accounting, non-physician personnel and purchasing services. We are a facility owner/operator and do not own physician practices.

         Our goal is to become a leading network provider of radiation therapy services in the United States through strategic relationships, new center developments, prudent acquisitions and internal growth. The services we provide are predicated upon state-of-the-art proprietary information systems and the delivery of superior university level care in a cost efficient manner.

         Currently, we operate and manage thirteen (13) treatment facilities. Our facilities are located in the following areas:

         CALIFORNIA

-----------------------------------------------------------------------------
East Bay Regional Cancer Center                 1034 A Street
                                                Hayward, CA 94541
-----------------------------------------------------------------------------
St. Teresa Comprehensive Cancer Center          4722 Quail Lake Drive
                                                Stockton, CA 95207
-----------------------------------------------------------------------------
Sonora Cancer Center                            1 South Forest Road
                                                Sonora, CA 95370
-----------------------------------------------------------------------------
Turlock Regional Cancer Center                  1051 East Tuolumne Road
                                                Suite 103
                                                Turlock, CA 95682
-----------------------------------------------------------------------------
Valley Regional Cancer Center 1                 1316 Nelson Avenue
                                                Modesto, CA 95350
-----------------------------------------------------------------------------
Valley Regional Cancer Center 2                 1524 MC Henry Ave.
                                                Modesto, CA 95350
-----------------------------------------------------------------------------


         FLORIDA

-----------------------------------------------------------------------------
FL Cancer Center -Beaches                       1375 Roberts Drive
                                                Jacksonville Beach, FL 32250
-----------------------------------------------------------------------------
FL Cancer Center -Orange Park                   2161 Kingsley Ave.
                                                Orange Park, FL 32073
-----------------------------------------------------------------------------
FL Cancer Center -Palatka                       600 Zeagler Drive
                                                Palatka, FL 32178
-----------------------------------------------------------------------------
FL Cancer Center -St. Johns                     300 Healthpark Blvd.
                                                Suite 1008
                                                St. Augustine, FL 32086
-----------------------------------------------------------------------------
Florida Cancer Center -Wells Complex Clinic     3599 University Blvd. S.
                                                Suite 1500
                                                Jacksonville, FL 32216
-----------------------------------------------------------------------------
Radiation Oncology Center of Bradenton          6215 21st Ave. W.
                                                Suite B
                                                Bradenton, FL 34209
-----------------------------------------------------------------------------
         TEXAS

-----------------------------------------------------------------------------
Calallen Regional Cancer Center                 14120 F.M. 624
                                                Corpus Christi, TX 78410
-----------------------------------------------------------------------------


         In addition to the thirteen (13) treatment facilities we operate and manage, we own a mobile Positron Emission Tomography ("PET") scanner. Our mobile PET scanner is the first of its kind to be licensed in the State of Florida. PET is a highly advanced nuclear medicine diagnostic study that involves the injection of radioactive isotopes into a patient to obtain images of the metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last year, as it is the first diagnostic procedure that can detect and monitor a patient's malignancies. Although PET has been in existence for over 25 years, only recently has the U.S. Department of Health and Human Services' Health Care Financing Administration ("HCFA") approved the reimbursement of PET procedures performed for oncology patients. Our mobile PET scanner services all five of our facilities in the Jacksonville area and two large hospitals in Jacksonville. In addition, we are evaluating the feasibility of such a PET network in Northern California.

         We also own two High Dose Rate Brachytherapy ("HDR") units. HDR is a time tested and safe method to treat cancer by providing high doses of radiation directly to a tumor while sparing healthy tissue and surrounding organs. Our mobile HDR unit services four of our centers in Northern California: East Bay Regional Cancer Center (Hayward), St. Teresa Comprehensive Cancer Center (Stockton), Valley Regional Cancer Center (Modesto) and Sonora Cancer Center (Sonora). Our other HDR unit is located in our Radiation Oncology Center of Bradenton which is located in Bradenton, Florida.

         We also provide radiation oncology services to Kaiser Permanente members in Hayward and Stockton, California through a three-year agreement that our wholly owned subsidiary, USCC Health Care Management Company, has with The Permanente Medical Group, Inc ("Permanente"). Kaiser Permanente is a not-for-profit group-practice health maintenance organization that has over three (3) million members in its enrollment in Northern California. Kaiser Permanente also operates forty-five (45) hospitals and clinics in Northern California.

CANCER AND ITS TREATMENT

         We believe that the market for radiation therapy services in the United States is large and growing. According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States (excluding all skin cancers except melanoma) increased from approximately 782,000 in 1980 to approximately 1.4 million in 1996, an increase of 79%. According to the American Cancer Society and the National Cancer Institute, this increase is attributed to a number of factors, including a growing and aging population and additional exposure to carcinogens. In addition, the American Cancer Society believes that earlier diagnosis and more effective treatments have increased the relative five-year survival rate of cancer patients from 39% in 1963 to 54% in 1990. As a result, over 8,000,000 Americans alive today have been diagnosed with cancer. The National Cancer Institute estimates that approximately 20% of all Americans will develop cancer, including skin cancer, with approximately 50% of those cancer victims receiving at least one course of radiation therapy and approximately 20% receiving multiple courses of radiation therapy. The demand for radiation therapy and other cancer costs (including lost productivity and mortality costs) were in excess of $100 billion in 1996, with direct medical costs constituting approximately $35 billion of that total.

         Cancer consists of a group of more than 100 complex diseases characterized by the uncontrolled growth and spread of abnormal cells. Oncologists (utilizing the treatment modalities of chemotherapy, radiation therapy, surgery and immune-therapy) typically provide cancer care. Radiation therapy uses radiation energy to destroy cancer cells. We use radiation therapy to cure cancer by destroying cancer cells and, where curing the cancer is not possible, as a palliative treatment to eliminate pain, avoid hemorrhage, prevent pathological bone fractures and other symptoms associated with metastasized cancer. Radiation therapy is often curative with patients in whom a cancer is localized and has not metastasized.

         Cancer can also be treated through chemotherapy. Chemotherapy is the use of "anticancer" drugs to destroy cancer cells by stopping them from growing or multiplying. Chemotherapy does cause adverse side effects to some patients. For this reason, the administration of chemotherapy requires the management of not only the chemotherapy itself but of the potential adverse side effects as well. Chemotherapy often cures certain leukemia, lymphomas and testicular tumors. However, it is used mostly to palliate incurable metastasized disease. Surgery is used in both the diagnosis and the treatment of cancer. Immune-therapy is the treatment of cancer by enhancing the patient's own disease fighting mechanisms, which involves advanced therapies, such as interferon (a naturally occurring human protein capable of stopping the growth of cancer), immunizing patients to their own cancer cells and often immune modifiers. Immune-therapy is currently effective in some cases of malignant melanoma. Increasingly, the effective treatment of cancer has involved the combination of chemotherapy, radiation therapy and surgery.

         As a result of the complexity of cancer and the variety of cancer therapies, physicians who treat cancer typically have had extensive, highly specialized training. Radiation therapy is performed under the supervision of a radiation oncologist who is thoroughly trained in clinical oncology, physics and all of the modalities of therapeutic radiation in the treatment of cancer.

         The radiation therapy centers we own or manage focus on providing radiation oncology treatment to cancer patients on an outpatient basis. Radiation therapy treatment is performed on a linear accelerator, which uses high-energy photons and/or electrons to destroy the tumor with minimal effect on the area surrounding the tumor site. Treatment courses will usually last from two to six weeks, during which time the patient is examined and monitored by a radiation oncologist, a radiation therapist (a professional trained in the planning and delivery, of radiation therapy) and an oncology nurse (a professional nurse trained in the care and treatment of patients undergoing cancer therapy).

COMPANY STRATEGY

FOCUS ON RADIATION THERAPY

         We believe that an opportunity exists to build a national outpatient radiation therapy center network and radiation oncologist practice management company focusing primarily on outpatient therapy. We base our belief on several characteristics of the oncology market. First, cancer patients are a large, well-defined and growing population that require regular costly medical intervention over a period of months or years. Of this population, approximately one-half of the individuals diagnosed with cancer receive at least one radiation therapy treatment course, and sometimes several courses. Second, a relatively small number of highly trained specialized oncologists are responsible for treating this large portion of the cancer patient population. Third, managed care and other payors are increasingly aware of the need for more coordinated cost-effective cancer care. Fourth, the outpatient radiation therapy market is highly fragmented with no dominant providers.

OPERATING STRATEGY

         Our operating strategy consists of two key components. The first strategy is to affiliate with preeminent radiation oncology and medical oncology groups, or major hospital and payor networks on joint venture outpatient facilities. The second strategy is a geographically concentrated outpatient network model.

JOINT VENTURE STRATEGY

         Our joint venture strategy is comprised of two models. Under the first model, we begin by developing a facility and funding all of its development costs. We then provide radiation therapy services for the hospital and payor networks in that area.

         We are currently implementing our first model in Northern California through a three-year agreement that requires us to provide radiation oncology services to Kaiser Permanente's members at our Hayward and Stockton facilities. When we opened these facilities, each had an immediate pool of patients to treat. The development of this type of joint venture facility is typically less expensive than the acquisition of an existing facility, as it avoids the need, and attendant financing, to acquire the goodwill of an existing facility.

         Our objective for our Hayward and Stockton facilities is to capture non-Kaiser Permanente business in Northern California. This will decrease our reliance on Kaiser Permanente's patient base. We have accomplished this objective at our Stockton facility, where we lease space to a large non-Kaiser Permanente medical oncology group.

         Under our second joint venture model, we also begin by developing a facility. However, unlike our first model, the cost of developing the facility, and all profits generated by the facility, will be shared equally with the hospital with which we contract to develop the facility. In this model, in addition to our share of any profits, we would also receive management fees and ROSCOE(TM) billing and collection fees.

         This model allows the hospital to utilize our management expertise, including: (i) managing the outpatient facility at an appropriate cost; (ii) addressing physician management issues; (iii) driving internal growth through marketing, managed care contracting and new modalities; and (iv) benefiting from the proprietary ROSCOE(TM) information system. This model is similar to the existing joint venture we have with a hospital in Florida.

CONCENTRATED OUTPATIENT NETWORK STRATEGY

         Our second operating strategy is a geographically concentrated outpatient network model. Under this model, we provide quality radiation therapy services to a large population of cancer patients. We accomplish this through a centralized cancer facility that will treat a majority of the cancer patients in the area by providing the most sophisticated cancer therapy services. Within a certain radius of the central cancer facility, we will have smaller satellite facilities that provide basic, less technologically advanced services. This "hub and spoke" network model provides us with the means of facilitating managed care contracts by providing the wide spread geographic coverage that managed care providers seek for their members.

         We are currently implementing this network model in Northern California through our outpatient radiation therapy centers located in Hayward, Modesto
(2), Sonora, Stockton and Turlock. We are also implementing this network model in Florida through our outpatient radiation therapy centers located in St. Augustine, Palatka, Orange Park, Jacksonville and Jacksonville Beach.

INTERNAL GROWTH

         After we develop or acquire an outpatient radiation therapy center and establish an affiliation with a radiation oncology group in a particular market, we seek to expand patient volume by:

          o    increasing and improving marketing efforts;

          o    entering into managed care contracts; and

          o offering new state-of-the-art technologies (such as 3D Treatment Planning, Intensity Modulated Radiation Therapy, PET and Brachytherapy) not available in that area.

         In addition, the newly acquired or developed radiation therapy center will utilize our ROSCOE(TM) management information system. The use of ROSCOE(TM) will eliminate a significant portion of the administrative duties associated with a radiation oncologist's practice. This will provide the radiation oncology group affiliated with the new center to serve patients and payors more effectively and increase local market presence.

MANAGEMENT INFORMATION SYSTEM - ROSCOE

         We use a proprietary, comprehensive radiation oncology management information system called ROSCOE(TM) (Radiation Oncology System Computer Operating Environment) and ROSCOE(TM) ARIS(TM) (ROSCOE(TM) Accounts Receivable Information System) (collectively, "ROSCOE(TM)"), which our Chief Operating Officer, Richard W. Padelford, developed and our Chief Information Officer, Doug McBride, enhanced. [ROSCOE(TM) is an internet, web based and local area network practice management tool.] The ROSCOE(TM) information system provides our outpatient radiation therapy centers with three distinct functions: (i) clinical management; (ii) billing and collection; and (iii) data warehousing.

         The clinical management function of ROSCOE(TM) consists of the following major functional areas:

          o    patient registration and demographic capture;

          o managing and tracking health maintenance organization treatment authorizations;

          o scheduling for physicians, simulations, treatments and lab visitation;

          o    drug and delivery service inventory management;

          o    billing capture and extraction;

          o    technical, professional and global billing capabilities;

          o    management reporting to monitor billing and utilization;

          o    tracking of rudimentary clinical outcomes.

         The billing and collection function of ROSCOE(TM) has a consistent internal control function over billing charges and enables us to capture missed billable charges. The billing and collection function of ROSCOE(TM) consists of the following major functional areas:

          o automated bill creation and generation (electronic or paper form);

          o automated carrier tracking including payments, write-offs, adjustments and appeals; and

          o    collection management.

         The data warehouse function of ROSCOE(TM) is designed to report at all levels including patient level, physician level, center level, regional level and corporate level. The data warehouse function delivers the following reporting and analysis capabilities:

          o    market analysis;

          o    managed care contracting;

          o    strategic planning;

          o    treatment outcomes;

          o    accounts receivables;

          o    profitability; and

          o    trending.

         We believe that ROSCOE(TM) is more sophisticated and less costly than other computerized information systems used in the radiation oncology industry. Accordingly, we believe that the utilization of ROSCOE(TM) will better enable us to effectively manage growth. In addition, we believe that by allowing nonaffiliated centers to use ROSCOE(TM), we will be able to establish a relationship with such centers, thereby increasing the potential for an acquisition or management agreement with such centers.

MANAGEMENT SERVICES

         We provide management services to outpatient radiation therapy centers. Our management services relate to the operation of such centers. We anticipate that the management information systems component of these services initially will be provided using our proprietary ROSCOE(TM) management information system. We believe our management services eliminate a significant portion of the administrative duties associated with a radiation oncologist's provision of radiation therapy service, thereby enabling the radiation oncologist to devote a greater percentage of his or her time to providing high-quality medical care. We are in the process of negotiating contracts with several hospitals and managed care organizations to provide management services for radiation therapy facilities.

AFFILIATION WITH LEADING RADIATION ONCOLOGY GROUPS, HOSPITALS AND MEDICAL ONCOLOGY GROUPS

         We are in the process of establishing additional affiliations with leading radiation oncology groups, medical oncology groups and hospitals throughout the United States. We seek the following characteristics in a potential affiliated radiation medical oncology group or hospital:

          o the candidate must be affiliated with a leading radiation or medical oncology practice in its market, both in terms of market share and recognition as a provider of high quality oncology care;

          o the candidate must incorporate comprehensive radiation therapy as an integral part of its care to its patients; and

          o the candidate must recognize the need for outside managerial, financial and business expertise to manage the increasingly complex aspects of an outpatient radiation therapy practice.

         We believe our affiliation structure, which emphasizes the continuation of local hospitals and physicians' authority and control over medical practice decisions, will enhance the appeal of affiliation with us and our ability to enter new markets.

NEGOTIATE/EXPAND MANAGED CARE RELATIONSHIPS

         We believe that managed care will continue to become an increasingly important factor in the health care industry. We also believe that managed care companies and other third-party payors increasingly will prefer to contract for services with fewer vendors on a national or regional basis, and that the development of a national network of established radiation oncology facilities will provide our affiliated facilities with a competitive advantage in securing such contracts on more favorable terms. We anticipate identifying desirable managed care contracts and network affiliations, evaluating existing third-party relationships and assisting the groups in establishing and expanding managed care relationships.

FINANCIAL SERVICES; ADMINISTRATIVE SERVICES; PERSONNEL MANAGEMENT

         We attempt to improve the operating and financial performance of each radiation therapy center we acquire. We develop a budget that involves the adoption of financial controls and cost containment measures. We evaluate the addition of advanced technologies to a center from a cost benefit side. We provide comprehensive financial analysis to the affiliated radiation oncologist group and each radiation therapy center in connection with managed care contracting. We provide billing, collection, reimbursement, tax and accounting services and implement a cash management system.

         We also provide an array of administrative services to improve the operations of the group. We utilize our ROSCOE(TM) management information system to support our provision of practice management services (including billing and collection, practice analyses, patient and physician scheduling, maintenance of insurance authorizations and the evaluation of referral patterns and managed care proposals). We also purchase supplies, equipment, drugs and insurance, frequently at volume discounts.

         We employ and manage all non-physician personnel of the radiation oncologist group, including dosimetrists, medical physicists, radiation therapists and oncology nurses, as well as management information services, human resources, secretarial and other administrative personnel. We evaluate these employees, make staffing decisions, provide and manage employee benefits and implement personnel policies and procedures. We also provide administrative services to the physician group's employees.

COST CONTAINMENT AND OPERATING EFFICIENCIES

         The operation of an outpatient radiation therapy center includes a high percentage of fixed costs and a low percentage of variable costs. As a result, the operating leverage of a center may be very high with revenues in excess of fixed costs.

         We implement, with respect to each of our acquired outpatient radiation therapy centers, an internal financial and accounting control system to consolidate administrative, accounting and purchasing functions. We accomplish cost reduction by:

          o capitalizing on economies of scale arising from our ability to negotiate discounts with both service and supplies vendors as a result of consolidated purchasing power;

          o restructuring management services contracts with affiliated radiation oncologists to reflect reduced fees payable by us as a result of market trends; and

          o centralizing human resources, accounting, billing and collection activities on a national basis, resulting in a reduction of labor costs.

MEDICAL ADVISORY BOARD

         Our Medical Advisory Board is comprised of our own medical representatives and our affiliated oncology medical groups. The primary function of the Medical Advisory Board is to:

          o develop and adopt policies, procedures and protocols to be implemented in the independent radiation therapy centers or to be used by the affiliated hospitals or the affiliated radiation oncologists groups;

          o develop and administer quality assurance programs, ensure all physician and other professional licensing and implement continuing education programs; and

          o formulate a strategic plan for each affiliated radiation oncology group designed to improve the performance of the related radiation therapy facility.

         The Medical Advisory Board has been established to outline physician recruiting goals, identify services and equipment to be added, identify desirable payor relationships, identify other radiation oncology groups that are possible affiliation candidates and to facilitate communication with other affiliated physician groups in our network.

RADIATION THERAPY TREATMENTS FOR CANCER

         Through the use of our facilities and equipment, the radiation oncologist medical groups with which we contract are able to offer a wide array of radiation therapy services for outpatient cancer treatment. The radiation oncologists (and not us) maintain full control over the provision of medical services at our facilities.

         We seek to operate and manage additional outpatient radiation therapy centers through various acquisitions. We anticipate that each of our centers will be designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient with radiation therapy. We intend for our centers to provide many oncology services, all of which are typically found only at university medical centers, including some or all of the following:

         STEREOTACTIC RADIOSURGERY, which targets brain tissues with multiple arcs of radiation and is used to treat deep-seated brain tumors.

         FRACTIONATED STEREOTACTIC RADIOSURGERY, which is a non-invasive technique similar to stereotactic radiosurgery permitting treatment of larger brain lesions.

         HIGH DOSE RATE BRACHYTHERAPY, which involves the use of radioactive materials (isotopes) placed directly in contact with cancer tissues, which are then removed when a lethal dose has been delivered to the cancer.

         3-DIMENSIONAL CONFORMAL TREATMENT PLANNING, which involves the use of a computer scan which allows tumors to be visualized in a 3-dimensional format. This makes it possible to treat the cancer volume with very narrow margins. By greatly decreasing the amount of normal tissue irradiated, treatment side effects are greatly reduced and often largely eliminated. This also permits a larger lethal dose to the cancer.

         COMPUTERIZED CUSTOM TISSUE COMPENSATION, which involves a treatment planning mechanism to deliver a homogeneous dose to the entire tumor volume. This technique permits increasing the dose of radiation to the tumor, more successfully killing the cancer, while sparing the surrounding normal tissues, which reduces side effects.

         PROSTATE IMPLANTATION, which involves the use of Palladium "seeds" and other radioactive implants (radioactive isotopes).

         STRONTIUM 89 INJECTION, which is a radioactive injection therapy for widespread bone disease.

         POSITRON EMISSION TOMOGRAPHY, which involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. PET provides information not available from other imaging technologies.

         INTENSITY MODULATED RADIATION THERAPY, which involves the process of cross firing radiation beams to a tumor. This process of conformal radiation therapy allows the delivery of a high dose of radiation to the tumor while limiting the dose of radiation to adjacent healthy tissue.

         Through our existing cancer center network we currently provide all of these services. Furthermore, most of our centers have community rooms, facilities for patient meetings, patient self-help and support programs, counseling and education areas, and training facilities.

         At some of our locations, we also lease space to medical oncologists who provide chemotherapy to patients in conjunction with their ongoing radiation treatment.

OTHER APPLICATIONS OF RADIATION THERAPY TREATMENTS FOR CANCER

         Endovascular Brachytherapy uses radioactive sources to apply internal radiation to the wall of a blood vessel. This type of radiation therapy prevents restenosis (inflammation and scarring that causes narrowing of the arteries after angioplasty) of coronary arteries or peripheral arteries. The standard therapy currently used for restenosis, or narrowing of the arteries, is angioplasty with or without the use of stents. However, the restenosis rate after angioplasty is over 75% in complex cases. Preliminary trials using radiation therapy report restenosis rates of less than 10%.

         Currently, there are two techniques being utilized to deliver this radiation treatment. The first involves the use of a high intensity Iridium-192 radioactive source that is a gamma emitter and the other uses a beta emitter such as Phosporous-32.

         The radiation oncologists affiliated with our facilities in Jacksonville, Florida, are currently participating in clinical trials evaluating the efficacy of the use of endovascular radiation therapy. It is estimated that there are over 400,000 vascular interventions annually in the United States. If clinical trials continue to indicate that endovascular brachytherapy enhances the results of angioplasty (and the Food and Drug Administration approves the procedure), we believe we will be well positioned to implement the use of endovascular brachytherapy nationally.

         The radiation oncologist medical group with which we contract to provide services in Jacksonville, Florida has recently entered into an agreement with Nucletron, Inc. to participate in a clinical study of the efficacy of endovascular radiation therapy for peripheral arteries.

ACQUISITIONS AND NEW DEVELOPMENTS

         We believe there are, and will continue to be, many attractive radiation therapy facility acquisition opportunities. We expect to acquire outpatient radiation therapy centers from: (i) doctors who own and operate their own centers and are seeking management expertise, access to managed care contracts and other resources offered by multi-site providers, and (ii) independent owners who are finding it increasingly difficult to remain competitive in the face of managed care. We also plan to enter in strategic joint ventures with hospitals (similar to the existing arrangement we have with the HCA Hospital Joint Venture in Bradenton, Florida), large managed care organizations (similar to Kaiser Permanente) and leading radiation oncology groups that desire access to advanced radiation therapy technologies, but lack, or choose to conserve their financial or managerial resources. In evaluating acquisition and joint venture candidates, we analyze several strategic characteristics, including:

          o    the geographic synergy of the location to existing facilities;

          o    the nature of the market;

          o    the presence and strength of local competition;

          o    financial data, including net revenues and operating income;

          o    history of payor reimbursement;

          o    referral patterns; and

          o    volume levels.

         We seek to develop preeminence in certain geographic regions within the United States, thus developing a network of radiation therapy centers which permit us to benefit from economies of scale and obtain managed care contracts on favorable terms.

         We have created an extensive database of existing outpatient radiation therapy facilities and hospitals for potential acquisitions, joint ventures and new developments. We have prioritized this database, based upon an analysis of:
(i) payor reimbursement patterns; (ii) patient demographics; (iii) state health department regulations regarding certificates of need; (iv) the geographic synergy of the location to existing facilities; and (v) the physician group with which we would be affiliated. We will need to obtain additional financing in order to implement such acquisition opportunities.

         We believe that internal growth is critical to our overall acquisition and development strategy. Our management fosters such internal growth through:
(i) marketing; (ii) entering into managed care contracts; (iii) offering state-of-the-art technologies; and (iv) implementing ROSCOE(TM), which historically has added to the financial management capabilities of each facility, in some cases allowing the capture of approximately 15-30% of missed billings.

         Currently, we are negotiating for new developments with several hospital organizations and physician owned outpatient centers. If negotiations are successful, these new developments will require us to obtain additional financing. In addition, we have a 49% interest in the USMC-USCC Partnership. The USMC-USCC Partnership expects to be developing five radiation therapy cancer treatment centers in Northern California to service Kaiser Permanente members. We have agreed to fund the development of two of these facilities, which are expected to be located in Rhonert Park and Fresno, California. Our funding obligation for the development of these two facilities will be approximately $2,000,000 per facility.

         Our Calallen Regional Cancer Center located in Corpus Christi, Texas has not performed as expected by our Board of Directors. We are in the process of considering our alternatives concerning the sale or disposition of this facility.

         Due to changes in policies regarding certain health care joint ventures, our joint venture with Columbia HCA Hospital in Bradenton, Florida will likely be restructured such that we will have a different joint-venture partner.

COMPETITION

         The business of providing health care services generally, and of providing oncology services specifically, is highly competitive. We are aware of several competitors specializing in medical oncology practice management. As a result of several market factors and of the increasing regulation of the health care industry, we believe that others in the health care industry may adopt strategies similar to those that we intend to adopt. These potential competitors may have significantly greater resources than us.

         We believe that while there are many medical oncology practice management companies, there is no single dominant company in the outpatient radiation therapy sector. We believe, based on available industry data, that approximately 10% of the existing outpatient radiation therapy centers are owned by a few public companies (excluding hospital inpatient facilities) and that the ownership of the remaining centers is widely dispersed. However, most of these companies do not focus primarily on the provision of radiation therapy. The following table sets forth information about certain companies that currently own outpatient radiation therapy facilities:


                                                                                          ESTIMATED #
                                        TICKER                                            OF CENTERS
       COMPANY                          SYMBOL         PRINCIPAL BUSINESS                 OWNED
1.  US Oncology, Inc.                    USON           Medical Oncology                      72
                                                        Physician Practice Management

2.  Radiologix, Inc.                     RGX            Medical Oncology                      88
                                                        Physician Practice Management

3.  Universal Health Services, Inc.      UHS            Hospitals                             25

REGULATION

GENERALLY

         The health care industry is highly regulated. There can be no assurance that the regulatory environment in which we will operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

         There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the cost of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on us will be.

         Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before establishing certain types of health care equipment, facilities or programs. Although subject to regulation and regulatory oversight by various state licensing bodies, the management services agreements that we execute with physicians currently do not require any health care regulatory approval. However, in connection with the expansion of existing operations and the entry into new markets, we (or our affiliated physician groups) may become subject to additional regulation.

FEE-SPLITTING; CORPORATE PRACTICE OF MEDICINE

         The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. These laws and their interpretations vary from state to state and are enforced by regulatory authorities with broad discretion. We will not employ physicians to practice medicine, represent to the public that we offer medical services or control the practice of medicine through ownership of our radiation therapy centers or any management services rendered. Accordingly, we believe that we will not be in violation of applicable state laws prohibiting treatment or other medical decision making. However, because the laws governing the corporate practice of medicine and fee-splitting vary from state to state, expansion of our operations to a state with strict corporate practice of medicine laws may require us to modify our operations with respect to one or more radiation therapy centers, which may have adverse consequences on us. Further, there can be no assurance that our arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of our agreements will be found to be unenforceable.

VALIDITY OF CERTAIN PHYSICIAN MANAGEMENT CONTRACTS

         Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare, Medicaid or state health program patients or patient care opportunities, or in return for the purchase, lease or order of any item or service that is covered by Medicare, Medicaid or a state health program. Pursuant to this law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential illegal remuneration schemes and other fraud and abuse relating to Medicare and Medicaid programs. The applicability of federal fraud and abuse provisions to many business practices in the health care industry, including specifically the management services agreements that we expect to execute with physician groups, has not been subject to authoritative, judicial or regulatory interpretation.

         The federal anti-kickback statute provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in return for or to induce referrals for items or services reimbursed under the Medicare or Medicaid programs. A number of states have also adopted similar legislation that applies to patients not covered by Medicare or Medicaid programs. In addition to criminal prosecution, the Social Security Act also provides for civil monetary penalties and exclusion of violators from participation in the Medicare or Medicaid programs.

         A violation of the federal anti-kickback statute requires several elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) that the remuneration be for the purpose of inducing, or in return for, referring individuals; and (iii) the provision of items or services are subject to payment, in whole or in part, by Medicare, Medicaid or state health programs. The statute can also be violated if remuneration is offered, paid, solicited or received in return for arranging or recommending the order, lease or purchase of covered items or services. We believe that the management fees payable to us by affiliated oncology groups will be consistent with the fair market value of our services and will not be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs. However, given the breadth and ambiguity of the anti-kickback statute, there can be no assurance that federal regulators and enforcement agencies will agree with our interpretation. In addition, there can be no assurance that we will not be compelled to modify our business practices in material respects.

         In 1991, the Inspector General of the United States Department of Health and Human Resources published "Safe Harbor Regulations" to establish guidance as to which arrangements would not violate the federal anti-kickback statute. One of the safe harbors established by the Inspector General provides that the "remuneration" prohibited by the anti-kickback statute does not include payments made by a principal to an agent as compensation for services, as long as certain standards are met. The standards require: (i) a management agreement set forth in writing and signed by the parties; (ii) the agreement to describe the services to be provided; (iii) the term of the agreement to be a minimum of one year; and (iv) the aggregate compensation payable over the term of the management agreement to be set in advance and not to vary based on the volume or value of any referral between the parties. To our knowledge, there have been no agency interpretations or case law decisions concerning management agreements with characteristics similar to ours that would indicate that our agreements would not fall within this safe harbor.

PROHIBITIONS ON CERTAIN REFERRALS

         Another federal statute (the "Stark Law") prohibits a physician who has a financial relationship with an entity from referring Medicare and Medicaid patients to that entity for the provision of certain "designated health services" ("DHS") including radiation therapy, outpatient prescription drugs (including chemotherapy), radiology and clinical laboratory services. In conjunction with our affiliated practices, our centers currently provide and will continue to provide DHS within the meaning of the Stark Law. For this reason, it is necessary for our operations to qualify for an exception to the Stark Law prohibitions. Likewise, various states have adopted laws prohibiting or limiting physician self-referral. Such state laws generally are not limited to services provided to patients covered under Medicare, Medicaid and other governmental health programs but rather apply to services provided to all patients. Such state laws may vary from the Stark Law and from each other. Depending on the scope of various state laws, it may be necessary for us to qualify for an exception to these self-referral laws as well. While we believe that our operations qualify for exceptions to the Stark Law and the state self-referral laws where we operate, in light of the ambiguity of these statutory provisions and implementing regulations, there can be no assurance that our activities will not be challenged by state or federal regulatory authorities or that our position will prevail if challenged.

PROHIBITIONS ON CERTAIN COMPENSATION ARRANGEMENTS

         Federal law also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for DHS. While there are no final regulatory guidelines or case law interpretations concerning this provision, we believe that the compensation arrangements of our affiliated physician groups will be in compliance with these requirements.

REGULATORY COMPLIANCE

         We believe that health care regulations will continue to change and we intend to regularly monitor developments in health care law. We expect to modify our agreements and operations from time to time as the business and regulatory environment changes. While we believe we will be able to structure all our agreements and operations within applicable law, there can be no assurance that our arrangements will not be successfully challenged.

TECHNOLOGICAL AND THERAPEUTIC CHANGES IN CANCER TREATMENT

         The treatment of cancer patients is subject to potentially revolutionary change. Although radiation therapy equipment remains relatively free of technical obsolescence since the commercial introduction in the early 1970s of the linear accelerator (which produces radiation artificially, rather than by using the radiation emitted by natural cobalt isotopes), future technological developments may render our equipment obsolete. Significant costs may have to be incurred to replace or modify our existing equipment in which we have a substantial investment. In addition, advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques, may reduce demand or eliminate the need for the radiation therapy services provided by us.

EMPLOYEES

         As of March 31, 2001, we employ approximately 124 persons. We consider our employee relations to be satisfactory.

INSURANCE

         We (and each of our outpatient radiation therapy centers) maintain insurance in an amount we believe will be sufficient. In addition, we require each affiliated radiation oncologist to obtain and maintain minimum professional liability insurance. We have obtained insurance to protect our directors and officers against certain expenses, liabilities and losses.

PROPRIETARY RIGHTS

         Our ROSCOE(TM), ARIS(TM) and MOSCOE(TM) information systems are protected by copyrights and trademarks. There can, however, be no assurance these copyrights or trademarks will adequately protect us or that we will have the financial resources to enforce any of our rights under such copyrights or trademarks. Our inability to protect against infringement may result in injury to any goodwill developed by our copyrights or trademarks. Moreover, our inability to use any of our copyrights or trademarks because of successful third-party claims could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         We operate and manage thirteen (13) treatment facilities consisting of approximately 86,868 square feet. We also utilize approximately 25,626 square feet consisting of our: (i) corporate headquarters in Walnut Creek California;
(ii) billing office in Oakdale, California; (iii) warehouse in Ceres, California; and (iv) southeast regional office. We also sublease approximately 5,000 square feet in St. Augustine, Florida. We consider these properties to be modern, well maintained and suitable for their intended purposes.

         Set forth on the chart below is certain information concerning each of our properties.

-------------------------------------------------------------------------------------------------------------------------

                                                                  APPROXIMATE
NAME                                 LOCATION                     SQUARE FEET           OTHER
-------------------------------------------------------------------------------------------------------------------------
Calallen Regional Cancer Center      14120 Northwest Boulevard    7,229                 This facility is subject to a
                                     Corpus Christi, TX 78410                           $500,000 mortgage issued by one
                                                                                        of our shareholders, DVI
                                                                                        Financial Services.
-------------------------------------------------------------------------------------------------------------------------
Ceres Storage Warehouse              1310 Rockefeller Drive       10,000                We lease this warehouse from a
                                     Ceres, CA 95307                                    member of our Board of
                                                                                        Directors, W. Brian Fuery.

-------------------------------------------------------------------------------------------------------------------------
East Bay Regional Cancer             1034 A Street                8,317                 We lease this facility from a
Center                               Hayward, CA 94541                                  corporation owned by a member
                                                                                        of our Board of Directors, John
                                                                                        J. Fuery.

-------------------------------------------------------------------------------------------------------------------------
Florida Cancer Center- Beaches       1375 Roberts Drive           5,000                 We lease this facility from a
                                     Jacksonville Beach, FL                             corporation that is partially
                                     32250                                              owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
-------------------------------------------------------------------------------------------------------------------------
Florida Cancer Center- Orange Park   2161 Kingsley Ave.           10,000                We lease this facility from a
                                     Orange Park, FL 32073                              corporation that is partially
                                                                                        owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.

-------------------------------------------------------------------------------------------------------------------------
Florida Cancer Center -Palatka       600 Zeagler Drive            3,500                 We lease this facility from a
                                     Palatka, FL 32178                                  corporation that is partially
                                                                                        owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
-------------------------------------------------------------------------------------------------------------------------
Florida Cancer Center - St. Johns    300 Healthpark Blvd.         7,000                 We lease this facility from a
                                     Suite 1008                                         corporation that is partially
                                     St. Augustine, FL 32086                            owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
-------------------------------------------------------------------------------------------------------------------------
Florida Cancer Center -Wells         3599 University Blvd.        3,000                 We lease this facility from a
Complex Clinic                       Suite 1000                                         corporation that is partially
                                     Jacksonville, FL. 32245                            owned by two members of our
                                                                                        Board  of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
-------------------------------------------------------------------------------------------------------------------------
Oakdale Corporate Office             7450 E. River Road           10,000
                                     Suite 3
                                     Oakdale, CA 94361
-------------------------------------------------------------------------------------------------------------------------
Radiation Oncology Center of         6215 21st Ave. W.            13,000
Bradenton                            Suite B
                                     Bradenton, FL 34209
-------------------------------------------------------------------------------------------------------------------------
St. Augustine Center                 1375 Arapaho Ave.            5,000                 We sublease this facility for
                                     St. Augustine, FL, 32086                           $1,800 per month.
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
St. Teresa Cancer Comprehensive      4722 Quail Lake Drive        6, 857                We sublease approximately half
Center                               Stockton, CA 95207                                 the space at this facility to a
                                                                                        medical oncology group for
                                                                                        approximately $4,167 per month.

-------------------------------------------------------------------------------------------------------------------------
Sonora Cancer Center                 1 South Forest Road          3,500                 We lease this facility from a
                                     Sonora, CA 95370                                   corporation owned by a member
                                                                                        of our Board of Directors, John
                                                                                        J. Fuery.

-------------------------------------------------------------------------------------------------------------------------
Southeast Regional Office            3599 University Blvd. S.     3,000
                                     Suite 1000
                                     Jacksonville, FL 32245
-------------------------------------------------------------------------------------------------------------------------
Turlock Regional Cancer              105 East Tuolumne Road       2,911 of finished     We lease this facility from a
Center                               Suite 103                    space and  3, 846     corporation owned by a member
                                     Turlock, CA 95682            of unfinished space.  of our Board of Directors, John
                                                                                        J. Fuery.

-------------------------------------------------------------------------------------------------------------------------
Valley Regional Cancer               1316 Nelson Avenue           8,600                 This facility is subject to a
Patient Care Center  1               Modesto, CA 95350                                  $1,300,000 mortgage issued by
                                                                                        one of our shareholders, DVI
                                                                                        Financial Services.

-------------------------------------------------------------------------------------------------------------------------
Valley Regional Cancer               1524 McHenry Ave.            3,608
Patient Care Center 2                Modesto, CA 95350
-------------------------------------------------------------------------------------------------------------------------
Walnut Creek Corporate Office        700 Ygnacio Valley Road      2,626
                                     Suite 300
                                     Walnut Creek, CA 94596
-------------------------------------------------------------------------------------------------------------------------

         All of the above transactions, with related parties, were the result of arms length negotiations. We believe that each transaction was on terms fair to us and at least as favorable to us as those available from unaffiliated third parties.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings which in the opinion of our management may have a material adverse effect on our operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 30, 2000, we held a special meeting of our shareholders. At this meeting our shareholders voted to effect a 50 to 1 reverse stock split of all of our outstanding common stock (the "Reverse Stock Split"). The reverse stock split was approved by the affirmative vote of the holders of 72.5% of our outstanding shares. 48,467,245 shares of the 66,891,353 total shares outstanding as of the record date were voted in favor of the reverse split, while 2,220,924 were voted against.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

         Our common stock is traded on the Over the Counter (OTC) Market, under the symbol "ONCU." The high and low closing sale prices of our common stock, as reported by the OTC, were as follows for the quarterly periods indicated below.


                                                     PRICE ($) PER SHARE
                                              ----------------------------------
                                                   HIGH              LOW
                                              ---------------- -----------------
FISCAL 2000
First quarter                                 0.325            0.015
Second quarter                                0.13             0.02
Third quarter                                 0.03             0.009

Fourth quarter                                0.625            0.1562

FISCAL 1999
First quarter                                 1.0625           0.3125
Second quarter                                0.38             0.10
Third quarter                                 0.15             0.045
Fourth quarter                                0.0475           0.015


         As of December 31, 2000, there were approximately 181 holders of record of our common stock.

         We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other relevant factors. We do not intend to pay dividends on our shares of common stock but intend to retain our earnings for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

         In February 2000, Mitchell Hymowitz was issued 39,500 shares (as adjusted for the Reverse Stock Split) of our common stock as compensation for services performed. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In December 2000, we acquired (i) all of the issued and outstanding stock of U.S. Cancer Care in exchange for 6,666,942 shares of the Company; (ii) all of the series A preferred stock of U.S. Cancer Care in exchange for 1000 shares of our Series B Preferred Stock; and (iii) all of the series B preferred stock of U.S. Cancer Care in exchange for 1000 shares of our Series C Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we acquired all of the series C preferred stock of U.S. Cancer Care in exchange for 1000 shares of our Series D Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, certain of the selling stockholders acquired $4,000,000 of our Series E Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided in Regulation D promulgated under the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RECENT DEVELOPMENTS

         Prior to December 5, 2000, we had limited assets and no operations or revenues. Our only objective during this time was to acquire the assets or shares of an entity actively engaged in a business that generated revenues. On December 5, 2000, we entered into an agreement with U.S. Cancer Care, Inc., a private company seeking the perceived advantages of combining with a public company, whereby we acquired all of its:

o issued and outstanding common stock, in exchange for 6,666,942 shares of our common stock (representing 83.08% of our outstanding common shares);

o series A preferred stock in exchange for 1000 shares of our Series B Preferred Stock; and

o series B preferred stock in exchange for 1000 shares of our Series C Preferred Stock.

         On January 17, 2001, the final stage of our reorganization with U.S. Cancer Care was completed when we:

o acquired our fifth outpatient facility in Jacksonville, Florida in exchange for 1,000 shares of our Series D Preferred Stock; and

o received $4 million in exchange for 1,000 shares of our Series E Preferred Stock.

RESULTS OF OPERATIONS

         As we did not conduct substantive operations prior to the reorganization, the following discussion reflects the results of operations of our wholly owned subsidiary U.S. Cancer Care (which now represents our sole business).

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

         Our revenues for the year ended December 31, 2000 totaled $20.6 million. As compared to the year before, our revenues increased by $3.8 million (or 22.6%).

A majority of our revenues come from one source, patient services. Our net patient service revenues for the year ended December 31, 2000 totaled $20.4 million. As compared to 1999, this was an increase of $3.7 million (or 21.6%). The increase is attributable to the inclusion in the year 2000 of: (i) twelve
(12) months of net patient service revenues earned by our Calallen Regional Cancer Center (as compared to nine (9) months in 1999); (ii) twelve (12) months of net patient service revenues earned by our East Bay Regional Cancer Center (as compared to only four (4) months in 1999); and (iii) six (6) months of net patient service revenues earned by our St. Teresa Cancer Comprehensive Center, which was acquired by us in June 2000.

         Our revenues for the year ended December 31, 2000 from all other sources totaled $0.2 million. As compared to 1999, our revenues from all other sources increased by $0.20 million (or 650%). This increase is attributable to our inclusion of management fees that we receive in accordance with our partnership agreement with Lucas Medical Systems, Inc. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville. We entered into this partnership agreement in November 2000 and, in accordance with the terms of the agreement, we have an 80% ownership interest in the partnership.

Operating Expenses

         Our operating expenses for the year ended December 31, 2000 totaled $17.5 million. As compared to the year ended December 31, 1999, our operating expenses increased by $2.3 million (or 15.1%).

         Our operating expenses consist of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by certain of our operating expenses.

EXPENSES                                   PERCENTAGE OF OUR 2000 REVENUES.       PERCENTAGE OF OUR 1999 REVENUES.
1.  Salary and benefits                    27.2%                                  31.1%
2.  Medical supplies and services          23.3%                                  20.2%
3.  General and administrative expense     23.8%                                  27.9%

         The salaries and benefits portion of our operating expenses totaled $5.6 million for the year ended December 31, 2000. As compared to 1999, our expenses for salaries and benefits increased by $0.4 million (or 7.7%). The increase is attributable to the inclusion, in the year 2000, of: (i) twelve (12) months of operations at our Calallen Regional Cancer Center; (ii) twelve (12) months of operations at our East Bay Regional Cancer Center; and (iii) six (6) months of operations at our St. Teresa Cancer Comprehensive Center.

         Our expenses for medical supplies and services totaled $4.8 million for the year ended December 31, 2000. As compared to 1999, our expenses for medical supplies and services increased by $1.4 million (or 41.1%). The increase is primarily due to the opening of centers in Hayward and Stockton, California.

         Our general and administrative expenses totaled $4.9 million for the year ended December 31, 2000. As compared to 1999, our general and administrative expenses increased by $0.2 million (or 4.3%). This increase is attributable to cost reductions effectuated by us in 2000, including: (i) relocating our accounting office, (ii) closing one of our executive offices, and
(iii) combining administrative functions as a result of the reorganization.

         Depreciation and amortization totaled $2.2 million for the year ended December 31, 2000. As compared to 1999, this was an increase of $0.2 million (or 10%) attributable to the acquisition of new equipment at our FL Cancer

Center -Orange Park, FL Cancer Center -Palatka, St. Teresa Comprehensive Cancer Center and East Bay Regional Cancer Center.

Income from Operations

         The amount of income generated by our operations totaled $3.2 million. As compared to 1999, our income from operations increased by $1.7 million (or 113.3%). This increase is attributable to an increase in our revenues and a reduction in our general and administrative costs.

Other Expenses

         Our net other expenses totaled $2.5 million for the fiscal year ended December 31, 2000. As compared to 1999, our net other expenses increased by $0.3 million (or 13.6%).

         The largest portion of our net other expenses is interest expense. Our interest expense for the fiscal year ended December 31, 2000 totaled $2.2 million. As compared to 1999, this represents an increase of $0.2 million (or 10%). This increase is attributable to an increase in our average debt outstanding.

Income Tax Benefit

         We realized an income tax benefit of $0.2 million for the fiscal year ended December 31, 2000. We did this through an increase in our deferred tax asset arising from our ability to use certain net operating losses to offset deferred tax liabilities, as well as, future taxable income.

Net Income Generally and Net Income Attributable to Holders of Our Common Stock

         For the year ended December 31, 1999, we reported a net loss of $0.9 million. For the year ended December 31, 2000, we reported net income of $0.5 million. The significant change in the results of our business operations is due to our increase in revenues and our ability to manage operating expenses.

         Net loss attributable to holders of our common stock amounted to $0.6 million or $.08 per common share for the year ended December 31, 2000. The net loss attributable to our common stock reflects an additional $1.1 million charge resulting from accrued cumulative preferred stock dividends and imputed non-cash preferred stock dividends arising from the amortization of discounts on preferred stock.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31,1998

Revenues

         Our revenues for the year ended December 31, 1999 totaled $16.8 million. As compared to the year ended December 31, 1998, our revenues increased by $7.8 million (or 86.7%).

         Our net patient service revenues for the year ended December 31, 1999 totaled $16 million and our revenues from all other sources totaled $0.8 million. As compared to 1998, our net patient service revenues increased by $7.1 million (or 79.8%) and our revenues from all other sources increased by 0.7 million (or 700%). The increase in our revenues (from 1998 to 1999) is attributable to the inclusion of twelve (12) months of operations at all of our oncology centers in Northern California and Florida, and the inclusion of nine
(9) months of operations at our oncology center in Texas. In 1998, due to acquisitions consummated during the year, we were only able to report revenues for seven (7) months of operations in Northern California and two (2) months of operations in Florida.

Operating Expenses

         Our operating expenses for the year ended December 31, 1999 totaled $15.2 million. As compared to the year before, our operating expenses increased by $6.1 million (or 67%).

         As noted above, our operating expenses consist of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and (iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by certain of our operating expenses.

EXPENSES                                   PERCENTAGE OF OUR 1999 REVENUES.       PERCENTAGE OF OUR 1998 REVENUES.
1.  Salary and benefits                    31.1%                                  34.4%
2.  Medical supplies and services          20.2%                                  21.1%
3.  General and administrative expense     27.9%                                  35.2%

         The salaries and benefits portion of our operating expenses totaled $5.2 million for the year ended December 31, 1999. As compared to 1998, our expenses for salaries and benefits increased by $2.1 million (or 67.7%). This increase is attributable to the inclusion of a full year of operations at our centers in Northern California and Florida and nine (9) months of operations at our oncology center in Texas.

         Our expenses for medical supplies and services totaled $3.4 million for the year ended December 31, 1999. As compared to 1998, our expenses for medical supplies and services increased by $1.5 million (or 78.9%). This increase also is attributable to the inclusion of a full year of operations at our centers in Northern California and Florida and nine (9) months of operations at our oncology center in Texas.

         Our general and administrative expenses totaled $4.7 million in 1999, an increase of $1.5 million (or 46.9%) as compared to 1998. The increase in general and administrative expenses is attributable to the inclusion of a full year of operations at our centers in Northern California and Florida and nine
(9) months of operations at our oncology center in Texas.

         Depreciation and amortization totaled $2.0 million for the year ended December 31, 1999, an increase of $1.1 million (or 122.2%) from the year ended December 31, 1998. This increase is attributable to the acquisition of new equipment, as well as, a full year of operations in 1999.

Income from Operations

         The amount of income generated by our operations totaled $1.5 million. Our income from operations increased by $1.6 million as compared to our loss from operations of $0.1 million the year before. This increase is attributable to the inclusion of a full year of operations at our centers in Northern California and Florida and nine (9) months of operations at our oncology center in Texas.

Other Expenses

         Our net other expenses totaled $2.2 million for the fiscal year ended December 31, 1999. As compared to 1998, our net other expenses increased by $1.2 million (or 120%).

         The largest portion of our net other expenses is interest expense. Our interest expense for the fiscal year ended December 31, 1999 totaled $2.0 million. As compared to 1998, this represents an increase of $1.0 million (or 100%). This increase is attributable to an increase in our average debt outstanding, as well as, the inclusion of a full year of operations.

Net Income Generally and Net Income Attributable to Holders of Our Common Stock

         For the year ended December 31, 1998, we reported a net loss of $1.2 million. For the year ended December 31, 1999, we reported a net loss of $0.9 million. The decrease in net loss relates to the increase in our total revenues and our ability to manage operating expenses.

         Net loss attributable to holders of our common stock amounted to $(2.5 million) or $(.31) per common share for the year ended December 31, 1999. The net loss attributable to our common stock reflects an additional $1.6 million charge resulting from accrued cumulative preferred stock dividends and imputed non-cash preferred stock dividends arising from the amortization of discounts on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         In the past year, we have instituted a plan to reduce our outstanding debt and to improve our financial condition. As a result, we have undertaken various initiatives to raise cash, improve our cash flow and reduce our debt obligations.

         As part of our plan , in December 2000, we:

          o converted $3,050,000 of promissory notes to 1,525,000 shares of our common stock; and

          o converted redeemable common stock of U.S. Cancer Care with a value of $2.37 million to 790,000 shares of our common stock.

         In January 2001, we:

          o received $4.0 million in exchange for 1,000 shares of our Series E Preferred Stock, which is convertible into our common stock at $1.30 per share;

          o received $1.5 million of secured debt from DVI Financial Services, Inc; and

          o acquired our fifth outpatient facility in Jacksonville, Florida, valued at $2.5 million, in exchange for 1,000 shares of our Series D Preferred Stock, convertible into our common stock at $1.30 per share.

Indebtedness

         Our long-term debt consists of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001 and 2019                    $     15,678,807
Notes payable to related parties, bearing interest at 6% to 9%, maturing 2006                                 877,698
Convertible promissory notes to two of our directors, bearing interest at 6%, repaid in January 2001        1,483,488
Convertible promissory notes, bearing interest at 10%, maturing 2001                                          150,000
                                                                                                     ----------------
Total                                                                                                      18,189,993
Less: Current Maturities                                                                                    4,987,316
                                                                                                     ----------------
                                                                                                     $     13,202,677
                                                                                                     ================

         In addition, we have entered into an agreement with DVI Financial Services, Inc. to provide us with a revolving line of credit. The maximum amount available under this credit facility is $3,200,000, with advances limited to eighty-five percent (85%) of eligible accounts receivable. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At December 31, 2000, we had $2,602,188 of borrowings under this credit facility.

Cash and Cash Equivalents

         As of December 31, 2000, we had: (i) cash and cash equivalents of approximately $51,000 (an increase of $25,000 from December 31, 1999); and (ii) a working capital deficit of $5.6 million (a decrease of 2.7 million from December 31, 1999).

         Net cash generated by our operations totaled $1.9 million. Our net cash consists of: (i) our net income of $0.5 million , and (ii) our non-cash and operating asset and liability adjustments of $1.4 million.

         Our investing activities utilized $5.2 million of our cash, $4.9 million of which was used for the purchases of property and equipment. Net cash generated from our financing activities amounted to $3.3 million. This amount consists of $5.0 million in proceeds received from long-term debt compared to repayments of long-term debt of $2.4 million. Net proceeds from short-term borrowing amounted to $0.8 million.

         The nature of our operations requires significant capital expenditures, which generally have been financed through the issuance of debt and proceeds received from the sale of equity securities. During the twelve months ending December 31, 2001, we expect that we will need approximately $2.0 million for capital expenditures. We plan to use external financing to fund our capital requirements during this period. However, there can be no assurance that we will be able to obtain such financing on satisfactory terms. The continued growth of our business, including the expansion of our physician management/consulting operations and clinical research operations, will require substantial cash resources and will have an impact on our liquidity. We believe that cash to be provided by our operating activities will enable us to meet our anticipated cash requirements for the next twelve months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Our operating results are subject to seasonal fluctuations.

         Due to seasonal variations in population, a significant portion of our radiation therapy centers, particularly those in the state of Florida and Texas, are subject to fluctuations. Population levels increase during the winter months in these locations and the demand for radiation therapy during these months also increases. As a result, we have historically experienced, and expect to continue to experience, quarterly fluctuations in net service revenues and net income, with higher amounts in the first and fourth quarters. We have a high level of fixed operating costs which cannot be reduced at times of lower demand. Fluctuations in seasonal demand for radiation therapy may, therefore, affect our quarterly results. In addition, results for a given period may be affected by expenses associated with the opening or acquisition of additional centers in that or prior periods. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or for a full year.

We are subject to health care regulations.

         Recent statutory changes affecting the Medicare and Medicaid programs, including provisions enacted as part of the Balanced Budget Act of 1997 that are intended to reduce overall Medicare and Medicaid expenditures and that permit states greater flexibility in the administration of their Medicaid programs, may affect our anticipated performance.

Reductions in third party reimbursement may adversely affect our net revenues and net income.

         Health care providers typically bill various third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third party payors are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third party payors can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Changes in reimbursement policies of third-party payors, particularly to the extent that any such changes affect reimbursement for radiation therapy services, will affect our net revenues and net income.

         In addition, rates paid by non-governmental insurers, including those which provide Medicare supplemental insurance, are based on established physician radiation therapy and hospital charges, and are generally higher than Medicare payment rates. Any decrease in the number of our patients covered by private insurance will affect our net revenues and net income.

ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 7.

Report of Independent Auditors                                              F-1

Consolidated Balance Sheet as of December 31, 2000                          F-2

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999                                                  F-3

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000 and 1999                                                  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                                  F-5

Notes to consolidated financial statements                                  F-6

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 16, 2001, we dismissed Paritz & Company, P.A. as our independent auditor and engaged Moore Stephens, P.C. as our new independent auditor to audit our financial statements for the year ended December 31, 2000. Our decision to dismiss Paritz & Company follows from our recent reorganization with U.S. Cancer Care. Moore Stephens, P.C. served as U.S. Cancer Care's independent auditor prior to the reorganization. There were no disagreements with Paritz & Company. Paritz & Company's audit reports on our financial statements for the years ended August 31, 2000 and August 31, 1999 were included in our Annual Report on Form 10-KSB and in our Registration Statement on Form 10-SB which were respectively filed on December 12, 2000 and on June 13, 2000. Neither of these audit reports contained an adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope or accounting principles. A letter from Paritz & Company, P.A. confirming the statements in this paragraph was filed with the Commission as part of our current report on Form 8-K disclosing the change of accountants.

         Prior to our engagement of Moore Stephens, there were no consultations between us and Moore Stephens relating to disagreements with Paritz & Company, how accounting principles would be applied by Moore Stephens to a specific transaction or the type of opinion that Moore Stephens might render.

         Moore Stephens, P.C. previously served as our independent auditor but was dismissed during our fiscal year ended August 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the Company's executive officers and directors:

NAME                            AGE     POSITION

Shyam B. Paryani, MD             45     Chairman of the Board of Directors
Jeffrey A. Goffman               42     Chief Executive Officer, Secretary and
                                        Director
W. Brian Fuery                   40     Vice Chairman of the Board of Directors
Richard W. Padelford             38     President and Chief Operating Officer
Randy C. Sklar                   46     Executive Vice President and  Chief
                                        Development Officer
Douglas McBride                  37     Vice President and Chief Information
                                        Officer
Charles J. Jacobson              61     Director of Managed Care Contracting and
                                        Director
John J. Fuery, MD                76     Director
Stanley A. Trotman, Jr.          54     Director
Gordon C. Rausser, Ph.D.         55     Director
John Zeeman                      72     Director
John W. Wells, Jr., M.D.         46     Director

SHYAM B. PARYANI, MD. Mr. Paryani, MD is the Chairman of our Board of Directors. Dr. Paryani is Board-Certified in radiation oncology and is currently the Director of Radiation Oncology at Memorial Hospital in Jacksonville, Williams Cancer Center, and Co-Director of Radiation Oncology at Baptist Medical Center, FCC-Wells, FCC-Northside, FCC-St. Johns, FCC-Orange Park, and FCC-Palatka. Dr. Paryani received his undergraduate and medical degrees from the University of Florida, Gainesville. He received his radiation oncology training at Stanford University. Dr. Paryani also serves on the Board of Directors of the Baptist Health Foundation, the American Cancer Society, the Memorial Hospital Medical Board and the Northeast Hospice Acquanimatas Board.

JEFFREY A. GOFFMAN. Mr. Goffman is our Chief Executive Officer and Secretary. Mr. Goffman was the founder of U.S. Diagnostic, Inc. ("USD"), a leading provider and consolidator of outpatient diagnostic imaging facilities. From its inception in June 1993 until 1997, Mr. Goffman served as USD's Chairman and Chief Executive Officer. Mr. Goffman was also one of the founding partners of Goffman and Associates, Certified Public Accountants, PC, an accounting firm in New York; and from 1988 to 1992, served as managing partner of that firm and remained a partner until 1994. Mr. Goffman is an inactive Certified Public Accountant licensed in New York and Florida and holds a degree in Accounting from the University of Hartford. Mr. Goffman is a member of the American Institute of Certified Public Accountants.

Mr. Goffman also serves on the Board of Directors of Affiliated PET Systems, LLC, a private company that provides PET services in the Washington D.C. area.

         According to the SEC, during Mr. Goffman's tenure as Chief Executive Officer of USD, the company, relying upon advice of counsel, allegedly failed to disclose the background of a consultant to the company. In December 2000, USD and Mr. Goffman, without admitting or denying the allegations, settled this matter with the SEC by agreeing to a consent order pursuant to Section 8 A of the Securities Act and 21 C of the Exchange Act in which each agreed to cease and desist from committing or causing any violation and any future violation of
Section 17(a)(2) and (a)(3) of the Securities Act and from causing any violation and any future violation of Sections 13(a) and 14(a) of the Exchange Act.

W. BRIAN FUERY. Mr. Fuery is Vice Chairman of our Board of Directors. Mr. Fuery has substantial experience in all financial and non-medical aspects of cancer care, especially managed care contracting. Mr. Fuery was Chief Executive Officer of U.S. Cancer Care, from 1990 to November 2000. During that tenure, Mr. Fuery established our existing radiation oncology network in Northern California which now consists of nine offices and four-outpatient radiation therapy treatment centers. Mr. Fuery is a licensed Certified Public Accountant. In 1986, Mr. Fuery began his own tax practice and managed, on a part-time basis, the small operations of U.S. Cancer Care. As the opportunities in healthcare increased, he sold his tax practice in 1988 and began working for U.S. Cancer Care full-time. Prior to 1986, Mr. Fuery was employed by PricewaterhouseCoopers. Mr. Fuery holds a Bachelor of Science degree in Accounting and Information Sciences from California State University, Hayward.

RICHARD W. PADELFORD. Mr. Padelford is our President and Chief Operating Officer. Mr. Padelford has been with U.S. Cancer Care since 1991, managing the operations of its regional network in California. Prior to joining U.S. Cancer Care, Mr. Padelford directed the implementation of telecommunication products for Pacific Bell & Telephone Co. He was integrally involved in the deregulation of the long-distance market and worked closely with Bellcore Laboratories on the creation of new information system management tools. Mr. Padelford holds a MBA from Golden Gate University, San Francisco, and a Bachelor of Arts degree in Economics from California State University, Hayward. Mr. Padelford developed our proprietary information systems (including ROSCOE(TM)) and integrated them with commercial computer and telecommunications technologies to enhance our network communication and efficiency. Additionally, Mr. Padelford provides billing consulting and information systems to radiation oncologists.

RANDY C. SKLAR. Mr. Sklar is our Executive Vice President and Chief Development Officer. Mr. Sklar was the Executive Vice President of Business Development of USD from July 1996 to June 1998. From 1992 to July 1996, Mr. Sklar held the same position at MediTek Health Corporation, a wholly owned subsidiary of HEICO, Inc. While at MediTek, he concurrently held the position of Vice President with MediTek Therapy Inc., a wholly owned subsidiary of MediTek, which distributed physical therapy equipment, where he was responsible for sales and marketing. His introduction to the healthcare industry came when he served as Regional Manager for Baxter Health Care. Prior to such time, he was primarily involved in commercial lending with U.S. Leasing Corporation as an Area Manager, and Sanwa Bank as an Account Officer. Mr. Sklar holds a degree in Finance from Rider University.

DOUGLAS MCBRIDE. Mr. McBride is our Vice President and Chief Information Officer. Mr. McBride has over thirteen years of experience managing all aspects of Information Systems, including architecture planning and design, and all aspects of designing, implementing and managing IS systems, applications and networks. Mr. McBride's experience also encompasses the spectrum of management for legacy systems and legacy integration, mini-servers, and full client/server implementations. Prior to joining U.S. Cancer Care in May 1998, Mr. McBride held managerial positions of increasing responsibility in Information Systems at Southwestern Bell from April 1997 to May 1998 and at Pacific Bell from 1986 to 1996. Mr. McBride has a Bachelor of Science degree from the University of California, Berkeley.

CHARLES J. JACOBSON. Mr. Jacobson is a member of our Board of Directors and our Director of Managed Care Contracting. Mr. Jacobson was the Director of New Business Development for Hospital Affiliates, Inc., from 1972 to 1980. From 1980 to 1983, he served on the development team of CIGNA Healthcare in the state of Florida. Since 1983, Mr. Jacobson has been the Chairman and Chief Executive Officer of Jacobson Consulting, Inc., a diversified healthcare consulting firm and third party administrator. He also served on the Board of Directors of St. John's River Rural Health Network and Provider Network Management Corporation, both of which are management service organizations serving physician groups in the southeastern United States, and U.S. Diagnostic Equity Partners, a joint venture between Phycor, Inc. and USD. Mr. Jacobson currently serves as a director of Diversified Therapy Corporation, a national network of clinical wound care centers, Pricare Management Services Corporation, a physician management company, and Chiro Alliance Corp., a Florida based chiropractic IPA. Mr. Jacobson holds a Bachelor of Science degree from Christian Brothers University and an MBA from De Paul University, Graduate School of Business.

STANLEY A. TROTMAN, JR. Mr. Trotman is a member of our Board of Directors. From March 1995 to January 2001, Mr. Trotman served as the Managing Director of the healthcare group at Paine Webber Inc., an investment banking firm. From April 1990 to March 1995, Mr. Trotman was a co-director of Kidder Peabody & Company's healthcare group. Formerly, he was head of the healthcare group at Drexel Burnham Lambert, Inc., where he was employed for approximately 22 years. Mr. Trotman is a director of American Shared Hospital Services, Inc. He received his undergraduate degree from Yale University in 1965; and in 1967 received his MBA from Columbia Business School.

GORDON C. RAUSSER, PH.D. Mr. Rausser is a member of our Board of Directors. For more than eight years, Dr. Rausser has been a principal and director at the Law and Economics Consulting Group, Inc., an economics consulting group that provides consulting and litigation support services to primarily Fortune 500 companies. He is Chairman of the Board of TriColor Line, Inc., a commercial real estate and export/import company, with offices in San Francisco, London and Prague. Since 1993, Dr. Rausser has served as Dean of the College of Natural Resources at the University of California, Berkeley and since 1986 as a Robert Gordon Sproul Distinguished Professor. He has won fifteen national awards for his innovative economic research and strategy analysis. He has also served as Chairman of the Department of Agriculture Resource Economics, University of California, Berkeley, from 1979 to 1985 and, again, from 1992 to 1994. Dr. Rausser is also a director of LECG, Inc. Dr. Rausser, while on leave from the University of California, Berkeley, served as Senior Economist on the Council of Economic Advisors (1986-1987), and as Chief Economist of the Agency for International Development. Dr. Rausser has a Bachelor of Science degree from California State University, Fresno, and a Master of Science degree and Ph.D. from the University of California, Davis.

JOHN H. ZEEMAN. Mr. Zeeman is a member of our Board of Directors. Since 1973, Mr. Zeeman has served as Chairman of Mariner Financial Corporation, a financial consulting firm which provides strategic planning and financing. Mr. Zeeman currently serves as a member of the Board of Directors of New Horizon Diagnostics, Inc., a company engaged in the manufacturing and sale of proprietary biomedical products. From 1989 to 1997 Mr. Zeeman served as Chairman of the Executive Committee of Teklicon, Inc., a high technology firm specializing in litigation support. From 1995 to 1997 he was Chief Executive Officer of Condyne Electronics, Inc., a company specializing in electronic energy conservation equipment. Concurrently from 1991 to 1997, he served as a member of the Board of Directors of HAD International SA, a leading European remanufacturer of computer parts for IBM, Sony and others.

         From 1968 to 1973 Mr. Zeeman served as President and Chief Executive Officer of Appolo Industries. He resigned after the company was sold, and he and Mr. Williams McGowan organized MCI Communications, Inc. Mr. Zeeman provided the initial funding monies and served as a Director of MCI until it's initial public offering.

         Mr. Zeeman has served as a financial analyst and corporate finance partner in L.F. Rothchild, Inc. and Andresen and Company, Inc. Mr. Zeeman served as an officer in the Royal Dutch Navy and he was a graduate of its academy.

JOHN W. WELLS, JR., MD. Dr. Wells is a member of our Board of Directors. He is also a member of the Medical Advisory Board. Dr. Wells is a Board Certified radiation oncologist and is currently the Chief of Radiation Oncology at Orange Park Medical Center in Jacksonville, Florida. Dr. Wells was a naval aviator in the United States Marine Corps. Dr. Wells earned both a Bachelor and Master of Science degree in Mathematics at Auburn University, his medical degree at the Medical College of Georgia, and took his residency at Stanford University. Dr. Wells is a member of the Duval County Medical Society of Clinical Oncology, and the American Endocrine-therapy Society.

JOHN J. FUERY, MD. Dr. Fuery is a member of our Board of Directors. He is also a member of our Medical Advisory Board. Dr. Fuery was U.S. Cancer Care's first president and Medical Director. Dr. Fuery is Board Certified in radiation oncology and has 23 years of clinical experience. He received his medical degree from the University of California, San Francisco, and his Bachelor of Arts degree from the University of California, Berkeley. Dr. Fuery received his radiation oncology training at the University of California, San Francisco. He is currently on the faculty as an Assistant Clinical Professor. Dr. Fuery is the father of W. Brian Fuery.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on a review of forms submitted to us during and with respect to the 2000 fiscal year and the written representations of reporting persons, we believe that all reports required to be filed under Section 16(a) of the Exchange Act for transactions occurring during the 2000 fiscal year were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and our four other highest-paid executive officers whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

                                                                     LONG-TERM            OTHER ANNUAL        ALL
                                                                     COMPENSATION AWARD   COMPENSATION        OTHER COMPENSATION
                                                                     NUMBER OF
                                        ANNUAL COMPENSATION          SECURITIES OF
                                                                     UNDERLYING OPTIONS
                                                                     (2)
                                        -------------------------------------------------------------------------------------------
                                        SALARY
                     FISCAL YEAR        (1)           BONUS
                     --------------------------------------------------------------------------------------------------------------
W. Brian Fuery       2000                    $200,000                         436,000                                  $12,000
                     1999                    $200,000                                                                  $12,000
                     1998                    $175,000                                                                  $12,000 (3)
Richard W.           2000                    $163,000                         290,000                                  $12,000
Padelford            1999                    $125,000                                                                  $12,000
                     1998                    $115,000                                                                  $12,000 (4)
Douglas McBride      2000                    $195,000                         180,000                                  $12,000
                     1999                    $175,000                                                                  $12,000
                     1998                    $129,000                                                                  $12,000 (5)
Jeffrey A. Goffman   2000                    $250,000 $100,000(6)             210,000              $75,000(7)          $12,000
                     1999                    $200,000                                                                  $12,000
                     1998                    $175,000                                                                  $12,000 (8)
John J. Fuery, MD    2000                     $45,000                         254,000                                   $5,000
                     1999                    $150,000                                                                  $12,000
                     1998                    $125,000                                                                  $12,000 (9)
Randy C. Sklar       2000                    $131,250                                                                  $12,000
                     1999                    $137,812                                                                  $12,000
                     1998                    $125,000 $50,000(10)             300,000                                  $12,000(11)
Mitchell Hymowitz    2000 (12)                $98,750
                     1999                     $61,875
                     1998                    $143,077


(1) The amount provided in the salary column includes amounts deferred by the named person pursuant to Section 401(k) of the Internal Revenue Code.

(2) Unless noted, the value of prerequisites and other personal benefits, securities and other property paid to or accrued for the named executive officers did not exceed $50,000 for each such officer, or 10% of such officer's total reported salary and bonus, and thus are not included in the table.

(3) The amount provided in the "All Other Compensation" column for W. Brian Fuery consists of: $6,000 received in 1998, 1999 and 2000 for auto-expenses; and $6000 received in 1998, 1999 and 2000 for premiums on life insurance for his benefit.

(4) The amount provided in the "All Other Compensation" column for Mr. Padelford consists of: $6,000 received in 1998, 1999 and 2000 for auto-expenses; and $6000 received in 1998, 1999 and 2000 for premiums on life insurance for his benefit.

(5) The amount provided in the "All Other Compensation" column for Mr. McBride consists of: $6,000 received in 1998, 1999 and 2000 for auto-expenses; and $6000 received in 1998, 1999 and 2000 for premiums on life insurance for his benefit.

(6) Mr. Goffman received a $100,000 bonus in January 2001 in connection with the reorganization.

(7) Mr. Goffman received $75,000 for relocation expenses in conjunction with the board's request for him to move to California

(8) The amount provided in the "All Other Compensation" column for Mr. Goffman consists of: $6,000 received in 1998, 1999 and 2000 for auto-expenses; and $6000 received in 1998, 1999 and 2000 for premiums on life insurance for his benefit.

(9) The amount provided in the "All Other Compensation" column for John J. Fuery consists of: $6,000 received in 1998 and 1999 for auto-expenses; and $6000 received in 1998 and 1999 for premiums on life insurance for his benefit. For the year 2000, John J. Fuery received $2,500 for auto-expenses and $2,500 for premiums on life insurance for his benefit.

(10) Pursuant to the terms of his employment agreement, Mr. Sklar received a $50,000 bonus upon execution of the agreement.

(11) The amount provided in the "All Other Compensation" column for Mr. Sklar consists of: $6,000 received in 1998, 1999 and 2000 for auto-expenses; and $6000 received in 1998, 1999 and 2000 for premiums on life insurance for his benefit.

(12) Mitchell Hymowitz was issued 39,500 shares (as adjusted for the Reverse Stock Split) of our common stock as compensation for services performed. The fair market value of these shares at the time they were issued to Mr. Hymowitz was $98,750.

         Prior to our reorganization with U.S. Cancer Care, Mitchell Hymowitz was our President, sole Director and only salaried employee. Following the completion of the reorganization, Mitchell Hymowitz resigned from his positions as President and Director, effecting an immediate transition to the current management team. Current management consists of those individuals who served as officers and directors of U.S. Cancer Care prior to the reorganization.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth each grant of stock options during the fiscal year ended December 31, 2000 to each of the Named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                               NUMBER OF          PERCENT OF TOTAL
                               SECURITIES         OPTIONS GRANTED TO
                               UNDERLYING         EMPLOYEES IN FISCAL    EXERCISE PRICE
                               OPTIONS GRANTED    2000                   ($/SHARE)              EXPIRATION DATE
                               ---------------    -------------------    --------------         -----------------
W. Brian Fuery                 37,700(1)          5.09%                  $0.01                  January 22, 2011
Richard W. Padelford           150,000            20.27%                 $2.00                  September 1, 2010
Randy C. Sklar                 0
Douglas McBride                100,000            13.51%                 $2.00                  September 1, 2010
Jeffrey A. Goffman             100,000            13.51%                 $2.00                  September 1, 2010
John J. Fuery                  92,300(2)          12.47%                 $0.01
Charles J. Jacobson             0
Mitchell Hymowitz              200,000            27.02%                 $0.01                  December 5, 2005

         (1) In December 2000, our Board of Directors agreed to issue W. Brain Fuery options to purchase 37,700 shares of our common stock upon the issuance of our Series E Preferred Stock. In January 2001 we issued our Series E Preferred Stock.

         (2) In December 2000, our Board of Directors agreed to issue John J. Fuery options to purchase 92,300 shares of our common stock upon the issuance of our Series E Preferred Stock. In January 2001 we issued our Series E Preferred Stock.

         Mr. Hymowitz was granted stock options to purchase 200,000 shares of our common stock in connection with the reorganization.

         Options issued in accordance with the 1998 Stock Option Plan of U.S. Cancer Care were exchanged on a one-for-one basis for options in the Company.

OPTION VALUES

         The following table sets forth for each of the Named Executive Officers options exercised and the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of December 31, 2000.


                                                            NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED              (1) VALUE OF UNEXERCISED
                       SHARES ACQUIRED ON                   OPTIONS AT YEAR END                 IN-THE-MONEY OPTIONS AT YEAR END ($)
                       EXERCISE             VALUE REALIZED  EXERCISABLE/ UNEXERCISABLE          EXERCISABLE/ UNEXERCISABLE
                       ------------------   --------------  ----------------------------------  ------------------------------------
W. Brian Fuery                  0                 0         473,700/0                           $128,467.44/$0
Richard W. Padelford            0                 0         58,333/231,667
Randy C. Sklar                  0                 0         300,000/0                           $81,360/$0
Douglas McBride                 0                 0         39,500/140,500
Jeffrey A. Goffman              0                 0         80,833/29,167
John J. Fuery                   0                 0         346,300/0                           $93,916.56/$0
Charles J. Jacobson             0                 0         51,000/0
Mitchell Hymowitz               0                 0         200,000/0                           $54,240/$0

(1) The figure provided in this column represents the total dollar value of "in-the-money" unexercised options at year-end. Options are "in-the-money" if the fair market value of the securities underlying the option exceeds the exercise price of the option. The dollar value provided in this column, then, was calculated by determining the difference between the fair market value of the securities underlying the options at year-end and the exercise price of the options at year-end.

BOARD COMPENSATION

         Each non-employee member of our Board of Directors is granted options to purchase 1,000 shares of our common stock. The purchase price will be equal to the fair market value of our common stock on the date of grant.

         In connection with his service as the Chairman of the Board of Directors of U.S. Cancer Care, Inc, Charles J. Jacobson received $50,000 in 1999.

         In connection with their service as members of our Board of Directors for the year 2000, John J. Fuery, Charles J. Jacobson, Gordon C. Rausser and Stanley Trotman earned $10,000 which will be payable in 2001.

         In connection with his service as a member of our Board of Directors for the year 2000, W. Brian Fuery earned $5,000 which will be payable in 2001.

         In connection with the reorganization, each of Shyam B. Paryani, MD and John H. Zeeman was granted options to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share.

EMPLOYMENT CONTRACTS

         Mr. Goffman serves as our Chief Executive Officer pursuant to the terms of a five-year employment agreement, as amended on September 13, 2000. Mr. Goffman's employment agreement will terminate in four years on May 22, 2005. Under the terms of his employment agreement, Mr. Goffman receives a base salary of $250,000 per year which increases by at least 5% each year. In addition, Mr. Goffman receives a bonus ranging from a minimum of $50,000 to a maximum of $100,000. His bonus increases on a pro rata basis based upon the amount of an investment in our common stock. Thus, to obtain the minimum bonus there must be a $3 million investment and to obtain the maximum bonus there must be a $5 million investment. If Mr. Goffman's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. Goffman's employment agreement, he is entitled to the following severance:

         (1) One-sixth (1/6) of his then annual salary, plus one-sixth (1/6) of any bonus paid to him or accrued for his benefit within the previous twelve (12) months.

         (2) All of his employee stock options will immediately vest and he will become entitled to a cashless exercise of his employee stock options. In accordance with his cashless exercise, we will issue shares of our common stock with a value equal to the difference between the fair market value of our shares and the exercise price of the options.

         (3) Any and all accrued vacation pay, back wages and accrued sick pay; and

         (4) Medical benefits until Mr. Goffman becomes eligible for another employer's health insurance or six months, whichever occurs first.

         If Mr. Goffman's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth of his then annual base salary, plus one-sixth of any bonuses paid or accrued to the employee within the previous 12 months.

         Under the terms of his employment agreement, Mr. Goffman received options to purchase 200,000 shares of common stock, at an exercise price of $2.00 per share.

         Mr. Sklar serves as our Executive Vice President and Chief Development Officer pursuant to the terms of a five-year employment agreement, as amended on January 1, 2000. Under the terms of his employment agreement, Mr. Sklar receives a base salary of $125,000 per year which increases by at least 5% each year. In addition, Mr. Sklar receives, at the close of each fiscal year, an annual bonus equal to $5,000 for every acquisition, joint venture or new development (subject to an annual limit of $100,000) that he actively works on. If Mr. Sklar's employment agreement is terminated by us without "cause," as defined in his employment agreement, then he is entitled to one-sixth (1/6) of his then annual base salary as of the date of termination plus any unpaid or accrued bonus compensation due.

         If Mr. Sklar's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth (1/6) of his then annual base salary as of the date of termination plus any unpaid or accrued bonus compensation due.

         Upon execution of his employment agreement, Mr. Sklar was given a $50,000 bonus.

         Under the terms of his employment agreement, Mr. Sklar received options to purchase 300,000 shares of common stock, at an exercise price of $0.01 per share.

         Mr. Padelford serves as our Vice President and Chief Operating Officer pursuant to the terms of a six year employment agreement, as amended on August 22, 2000. Under the terms of his employment agreement, Mr. Padelford receives a base salary of $175,000 per year which increases by at least 5% each year. If Mr. Padelford's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. Padelford's employment agreement, he is entitled to one-half (1/2) of his then annual base salary; provided, however, that if we become a publicity traded entity on Nasdaq, AMEX or NYSE and certain other conditions are met Mr. Padelford's severance will be one-sixth (1/6) of his then annual base salary.

         If Mr. Padelford's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth of his then annual base salary.

         Under the terms of his employment agreement, Mr. Padelford received options to purchase 150,000 shares of common stock, at an exercise price of $2.00 per share.

         Mr. McBride serves as our Vice President and Chief Informational Officer pursuant to the terms of a five-year employment agreement, as amended on August 25, 2000. Under the terms of is employment agreement, Mr. McBride receives a base salary of $150,000 per year which increases by at least 5% each year. In addition, Mr. McBride is entitled to a minimum bonus of $25,000 per year if he meets the performance criteria established by our Chief Executive Officer and our President. If Mr. McBride's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. McBride's employment agreement, he is entitled to one-half (1/2) of his then annual base salary; provided, however, that if we become a publicity traded entity on Nasdaq, AMEX or NYSE and certain other conditions are met Mr. McBride's severance will be one-sixth (1/6) of his then annual base salary.

         If Mr. McBride's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth (1/6) of his then annual base salary.

         Under the terms of his employment agreement, Mr. McBride received options to purchase 150,000 shares of common stock, at an exercise price of $2.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows certain information relating to the beneficial ownership of the Company as of March 31, 2001 of (i) each person known to us to be the beneficial owner of more than 5% of our voting shares,
(ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address                                  Title of      Amount and Nature        Percent of
Of Beneficial Owner (1)                           Class         of Beneficial            Voting
-----------------------                           -----         Ownership (2)            Stock Owned
                                                                -----------------        ------------

Shyam B. Paryani                                  Common        422,098(3)               5.70%
                                                  Preferred     320,513

Jeffrey A. Goffman                                Common        1,105,833 (4)            8.45%

Richard W. Padelford                              Common        183,333 (5)              1.40%

Randy C. Sklar                                    Common        300,000 (6)              1.14%

W. Brian Fuery                                    Common        1,116,533 (7)            8.28%

Stanley A. Trotman, Jr.                           Common        130,400 (8)              1.00%

Gordon C. Rausser                                 Common        162,500 (9)              1.25%

Charles J. Jacobson                               Common        186,000 (10)             1.42%

John J. Fuery                                     Common        1,920,134                14.38%

John H. Zeeman                                    Common        0

John W. Wells, Jr.                                Common        129,634                  3.46%
                                                  Preferred     320,513

Douglas McBride                                   Common        39,500 (11)              0.30%

DVI Financial Services, Inc.                      Common        1,698,575 (12)           11.92%
5355 Town Center Road
Boca Raton, FL 33486

Mercurius Beleggingsmaatschappij BV               Preferred     769,231                  5.91%
Akerstraat 126
6417 BR Heerlen
Netherlands

Avanti BV                                         Preferred     769,231                  5.91%
Akerstraat 126
6417 AG Heerlen
Netherlands

Alpine Venture Capital Partners, LP               Preferred     1,538,462                11.83%
515 North Flagler Drive, Suite 1200
West Palm Beach, FL 33401

Officers and Directors as a Group                 Common        5,545,965                43.27%
                                                  Preferred     641,026

         We believe, based on information provided by these persons, that the persons listed have sole voting and investment power with respect to all shares shown as beneficially owned by them. Furthermore, information presented in this table and related notes have been obtained from the beneficial owner or from reports filed by the beneficial owner with the SEC under Section 13 of the Exchange Act.

(1) Unless otherwise indicated, the address of all persons listed is c/o U.S. Cancer Care, 700 Ygnacio Valley Road, Suite No. 300, Walnut Creek, CA 94596.

(2) Common Stock includes shares (i) underlying options and warrants currently exercisable or exercisable within 60 days of February 15, 2001, and/or (ii) issuable upon conversion of non-voting Preferred Stock currently convertible or convertible within 60 days of February 15, 2001, which are deemed outstanding for the purpose of computing the amount of shares owned by, and percentage ownership of, the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

         The listed number of Preferred Stock shares reflects the number of votes to which the person holding such shares is entitled, not the actual number of shares owned.

(3) Includes the beneficial ownership of an aggregate of 21,000 shares of our common stock issuable upon the exercise of certain stock options.

(4) Includes the beneficial ownership of an aggregate of 70,833 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(5) Includes the beneficial ownership of an aggregate of 58,333 shares of our common stock issuable upon the exercise of certain stock options.

(6) Includes the beneficial ownership of an aggregate of 300,000 shares of our common stock issuable upon the exercise of certain stock options.

(7) Includes the beneficial ownership of an aggregate of 444,700 shares of our common stock issuable upon the exercise of certain stock options and 29,000 shares of our common stock issuable upon the exercise of certain warrants.

(8) Includes the beneficial ownership of an aggregate of 27,000 shares of our common stock issuable upon the exercise of certain stock options.

(9) Includes the beneficial ownership of an aggregate of 25,000 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(10) Includes the beneficial ownership of an aggregate of 51,000 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(11) Includes the beneficial ownership of an aggregate of 39,500 shares of our common stock issuable upon the exercise of certain currently exercisable stock options.

(12) Includes the beneficial ownership of an aggregate of 1,250,000 shares of our common stock issuable upon the conversion of our Series B Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In May 1998, Richard W. Padelford, our President and Chief Operating Officer, sold the royalty rights to the ROSCOE(TM) software system to U.S. Cancer Care in exchange for 100,000 shares of U.S. Cancer Care common stock, having an estimated fair value at the time of $.50 per share, or $50,000. In July 1998, U.S. Cancer Care purchased the royalty rights to sell ROSCOE(TM) software to non-affiliated entities in exchange for 25,000 shares of U.S. Cancer Care common stock, having an estimated fair value at the time of $.50 per share, or $12,500. These shares converted into our common stock on a one-for-one basis in accordance with the reorganization.

     In April 2000, we retained Continuum Capital Partners, Inc. to serve as a general advisor and investment banking consultant. As partial compensation for services performed in connection with the reorganization, Continuum Capital Partners, Inc. was granted 330,000 shares of our common stock. In addition, Continuum Capital Partners, Inc. was granted warrants to purchase 307,692 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of exercise. These warrants were also granted as partial compensation for services performed in connection with the reorganization. Continuum Capital Partners, Inc. is a shareholder in our company.

     In April 2000, U.S. Cancer Care entered into a partnership agreement with US Cancer Management Corporation, a corporation wholly owned by W. Brian Fuery, a member of our Board of Directors. The name of the partnership is USCMC-USCC Partnership and it was formed for the purpose of developing and building outpatient radiation therapy centers in Northern California to service Kaiser Permanente's members. Pursuant to the terms of this partnership agreement, all profits realized by the partnership are distributed 51% to U.S. Cancer Management Corporation and 49% to U.S. Cancer Care. In addition, the partnership agreement requires U.S. Cancer Care to provide or obtain financing for the development of centers new centers. If U.S. Cancer Care fails to provide or obtain the required financing, its equity interest in the partnership will automatically (and irrevocably) drop from 49% to 5%.

     In August 2000, we assigned our right to provide radiation oncology services to Kaiser Permanente's members in San Rafael, Santa Rosa and other areas of Northern California to USCMC-USCC Partnership. We own 49% of USCMC-USCC Partnership through our wholly owned subsidiary U.S. Cancer Care.

     In December 2000, we issued a $123,511 promissory note to the Chairman of our Board of Directors, Shyam B. Paryani. This note is for a term of 6 years, bears interest at 9% per annum and is secured by certain property.

     Currently, our Calallen Regional Cancer Center is subject to a $500,000 mortgage and our Valley Regional Cancer Center 1 is subject to a $1,300,000 mortgage. Each mortgage was issued by DVI Financial Services, one of our shareholders.

     Currently, we lease the Florida Cancer Center -Beaches, the Florida Cancer Center -Orange Park, the Florida Cancer Center -St. Johns, the Florida Cancer Center -Palatka and the Florida Cancer Center -Wells Complex Clinic from entities affiliated with Shyam B. Paryani and John W. Wells. Mr. Paryani is the Chairman of our Board of Directors and Mr. Wells is a member of our Board of Directors. Our annual rental payments, in accordance with the terms of these leases, are $95,000 (Beaches), $136,500 (St. Johns), $151,000 (Orange Park),
$102,000 (Palatka) and $152,700 (Wells).

     We lease the Ceres Storage Warehouse from W. Brian Fuery, a member of our Board of Directors. We pay $28,500 annually to rent this facility.

TRANSACTIONS WITH JOHN J. FUERY, A MEMBER OF OUR BOARD OF DIRECTORS AND A BENEFICIAL OWNER OF MORE THAN 5% OF OUR VOTING SHARES

     We lease the East Bay Regional Cancer Center, the Turlock Regional Cancer Center and the Sonora Cancer Center from a corporation owned by John J. Fuery, MD. Dr. Fuery is a member of our Board of Directors. Our rental payments, in accordance with the terms of these leases, are $200,000 (East Bay), $109,600 (Turlock) and $67,000 (Sonora).

     In December 1998, we purchased $735,000 of medical equipment and spare parts from a company owned by a member of our Board of Directors, John J. Fuery, MD. We funded the transaction by issuing a $735,000 promissory note, having a term of 7 years and bearing interest at 6% per annum. At December 31, 2000, there was $586,187 in principal outstanding under this promissory note.

     In June 1999, we received a $300,000 unsecured demand loan bearing interest at 9% per annum. This loan was provided by a member of our Board of Directors, John J. Fuery, MD. Interest expense on this loan amounted to approximately $24,750 and $21,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, there was $300,000 in principal outstanding under this loan.

     In September 2000, we issued a $189,000 promissory note to a member of our Board of Directors, John J. Fuery, MD, in exchange for his forfeiture of certain shares. This note does not bear interest and is payable in thirty-six monthly installments of $5,250. At December 31, 2000, there was $168,000 in principal outstanding under this promissory note.

     We have been negotiating with Dr. Fuery for the past several months regarding ways to satisfy our obligations to him. During these negotiations, Dr. Fuery claimed that the amounts owed to him were due and payable. In April 2001, we reached an agreement with Dr. Fuery which provided that, in satisfaction of amounts owed to him, we would: (i) pay Dr. Fuery a lump sum of cash in the amount of $428,000; (ii) convert $ 831,609.92 (which represents principal, interest, expenses, rents and other amounts due to Dr. Fuery) into shares of our common stock at a conversion price of $2.00 per share. In accordance with the terms of our agreement with Dr. Fuery, the conversion will only occur if, and immediately prior to, the sale of such converted shares at a price of $2.25 per share. Any portion of the indebtedness that does not convert into shares of our common stock by April 2002 will become immediately due and payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
(a)
2.0 Agreement and Plan of Reorganization, dated as of December 5, 2000, by and between Worldwide Equipment Corp. and U.S. Cancer Care, Inc. (1)
3.0      Articles of Incorporation of the Registrant dated June 14, 1993. (2)
3.1 Certificate of Amendment to the Articles of Incorporation of the Registrant dated April 21, 1997.
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant dated August 11, 1997.
3.4 Articles of Amendment to the Articles of Incorporation of the Registrant dated December 15, 1997. (2)
3.5 Articles of Amendment to the Articles of Incorporation of the Registrant dated September 15, 1999. (2)
3.6 Articles of Amendment to the Articles of Incorporation of the Registrant dated November 13, 2000, effecting a reverse stock split.
         (3)
3.7      By-laws of the Registrant. (4)
10.1     Employment Agreement, dated as of May 22, 1998, by and between Jeffrey
         A. Goffman and U.S. Cancer Care.
10.2 Amendment to Employment Agreement, dated as of September 13, 2000, by and between Jeffrey A. Goffman and U.S. Cancer Care.
10.3 Employment Agreement, dated as of May 22, 1998, by and between Randy C. Sklar and U.S. Cancer Care.
10.4 Amendment to Employment Agreement, dated as of January 1, 2000, by and between Randy C. Sklar and U.S. Cancer Care.
10.5 Employment Agreement, dated as of May 22, 1998, by and between Richard Padelford and U.S. Cancer Care.
10.6 Amendment to Employment Agreement, dated as of August 22, 2000, by and between Richard Padelford and U.S. Cancer Care.
10.7.    Employment Agreement, dated as of May 22, 1998, by and between Douglas
         A. McBride and U.S. Cancer Care.
10.8. Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and U.S. Cancer Care.
10.9 Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S. Cancer Management Corp.
10.10 Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and U.S. Cancer Care.
10.11 Professional Services Agreement, dated as of August 1, 1999, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health Care Management Corporation.*
10.12 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership. *
10.13    Shareholders' Agreement
16.0 Letter from former independent auditor, Paritz & Company, P.A. to the SEC. (5)
21.0     List of Subsidiaries

---------------------------------------

(1) Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on January 17, 2001.
(2) Filed as an exhibit to the Registration Statement on Form 10-SB filed by the Registrant on June 13, 2000.
(3) Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on November 11, 2000.
(4) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB filed by the Registrant on June 22, 2000.
(5) Filed as an exhibit to the Amended Current Report on Form 8-K/A filed by the Registrant on March 6, 2001.

*To be filed as an amendment.

(b)      Current Reports on Form 8-K:

     On November 1, 2000, we filed a current report on Form 8-K reporting, under
Item 5, that our shareholders voted to effect a 50 to 1 reverse stock split of all of our outstanding common stock.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Report of Independent Auditors........................................F-1

Consolidated Balance Sheet as of December 31, 2000....................F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999............................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000 and 1999............................................F-5 - F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999............................................F-7 - F-8

Notes to Consolidated Financial Statements............................F-9 - F-23




                               . . . . . . . . . .

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OnCure Technologies Corp. and Subsidiaries
   Walnut Creek, California



     We have audited the accompanying consolidated balance sheet of OnCure Technologies Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OnCure Technologies Corp. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
February 23, 2001
[Except for Note 15 to which the
date is April 13, 2001]

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
--------------------------------------------------------------------------------


ASSETS:
CURRENT ASSETS:
   Cash                                                         $        50,696
   Accounts Receivable - Net                                          5,723,858
   Receivables - Joint Venture - Net                                    108,794
   Prepaid Expenses and Other                                           226,292
   Deferred Income Taxes                                                 72,001
                                                                ---------------

   TOTAL CURRENT ASSETS                                               6,181,641

PROPERTY AND EQUIPMENT - NET                                         14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                   409,716

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                 15,415,295

OTHER ASSETS - NET                                                      212,975
                                                                ---------------

   TOTAL ASSETS                                                 $    37,065,104
                                                                ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000.
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                              $     2,540,706
   Accrued Liabilities                                                                 1,260,532
   Notes Payable to Stockholders                                                         360,000
   Lines of Credit                                                                     2,602,188
   Current Portion of Long-Term Debt                                                   4,987,316
                                                                                 ---------------

   TOTAL CURRENT LIABILITIES                                                          11,750,742

LONG-TERM DEBT                                                                        13,202,677

DEFERRED INCOME TAXES                                                                    580,378
                                                                                 ---------------

   TOTAL LIABILITIES                                                                  25,533,797
                                                                                 ---------------

MINORITY INTEREST                                                                         72,529
                                                                                 ---------------

COMMITMENTS [14]                                                                              --
                                                                                 ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 1,000,000 Shares Authorized,
     2,000 Shares Issued and Outstanding [Liquidation
     Preference $7,500,000]                                                            8,535,000

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     8,024,816 Shares Issued and Outstanding at December 31, 2000                          8,025

   Additional Paid-in Capital                                                          5,755,626

   Deferred Compensation                                                                 (71,050)

   Accumulated Deficit                                                                (2,768,823)
                                                                                 ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                         11,458,778
                                                                                 ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    37,065,104
                                                                                 ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                    YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                            2 0 0 0             1 9 9 9
                                                                                            -------             -------

REVENUES:
   Net Patient Service Revenues                                                       $    20,393,649     $    16,731,633
   Other Revenues                                                                             239,115              44,060
                                                                                      ---------------     ---------------

   TOTAL REVENUES                                                                          20,632,764          16,775,693
                                                                                      ---------------     ---------------

OPERATING EXPENSES:
   Salaries and Benefits                                                                    5,627,820           5,205,148
   Medical Supplies and Services                                                            4,771,000           3,415,567
   General and Administrative                                                               4,912,749           4,671,262
   Depreciation and Amortization                                                            2,170,921           1,950,346
                                                                                      ---------------     ---------------

   TOTAL OPERATING EXPENSES                                                                17,482,490          15,242,323
                                                                                      ---------------     ---------------

   INCOME FROM OPERATIONS                                                                   3,150,274           1,533,370
                                                                                      ---------------     ---------------

OTHER INCOME [EXPENSE]:
   Interest Income                                                                             26,609              23,671
   Interest Expense                                                                        (2,242,717)         (2,046,084)
   Amortization of Deferred Loan Costs                                                       (256,664)           (228,458)
   Other Income [Expense] - Net                                                                (1,379)             12,463
                                                                                      ---------------     ---------------

   TOTAL OTHER [EXPENSE] - NET                                                             (2,474,151)         (2,238,408)
                                                                                      ---------------     ---------------

   INCOME [LOSS] BEFORE MINORITY INTEREST AND
     INCOME TAX PROVISION/[BENEFIT]                                                           676,123            (705,038)

MINORITY INTEREST                                                                            (372,366)           (220,564)

INCOME TAX BENEFIT                                                                            199,498               8,875
                                                                                      ---------------     ---------------

   NET INCOME [LOSS]                                                                  $       503,255     $      (916,727)
                                                                                      ===============     ===============

   NET INCOME [LOSS]                                                                  $       503,255     $      (916,727)

DEDUCT:      Preferred Stock Dividends                                                        575,000             460,000
             Imputed Non-Cash Preferred Stock Dividends                                       558,007           1,102,018
                                                                                      ---------------     ---------------

   NET INCOME [LOSS] USED IN PER COMMON SHARE CALCULATION                             $      (629,752)    $    (2,478,745)
                                                                                      ===============     ===============

BASIC AND DILUTED [LOSS] PER COMMON SHARE                                             $          (.08)    $          (.31)
                                                                                      ===============     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                              8,024,816           8,024,816
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                   PREFERRED STOCK
                                                   ---------------
                                               SERIES B                SERIES C                   COMMON STOCK
                                               --------                --------                   ------------
                                        NUMBER                          NUMBER                        NUMBER
                                        ------                          ------                        ------
                                       OF SHARES       AMOUNT         OF SHARES        AMOUNT        OF SHARES        AMOUNT
                                       ---------      ------          ---------        ------        ---------        ------
   BALANCE - DECEMBER 31, 1998               --     $       --              --     $       --         3,686,700     $    36,867

Recapitalization as a Result of
   Merger [1]                                --             --              --             --         6,666,942           6,667
Common Stock Issued to Founders
   of Predecessor upon Trigger of
   Contingency                               --             --              --             --           216,667             217
Preferred Stock Issued for
   Financing of USCC FAC                    1,000      5,000,000            --             --              --              --
Preferred Stock Issued for
   Financing of Corpus                       --             --             1,000      2,500,000            --              --
Discounts on Preferred Stock
   Issuance                                  --       (1,282,247)           --         (377,778)           --              --
Dividends Accrued on Preferred
   Stock                                     --          360,000            --          100,000            --              --
Amortization of Discounts on
   Preferred Stock                           --          746,021            --          355,997            --              --
Amortization of Common Stock
   Subject to Repurchase                     --             --              --             --              --              --
Amortization of Deferred
   Compensation                              --             --              --             --              --              --
Net Loss                                     --             --              --             --              --              --
Recapitalization Adjustment [1]              --             --              --             --        (3,903,367)        (37,084)
                                         --------     ----------        --------     ----------     -----------       ---------

   BALANCE - DECEMBER 31, 1999              1,000      4,823,774           1,000      2,578,219       6,666,942           6,667

Acquired Equity of Shell in
   Stock Acquisition                         --             --              --             --         1,357,874           1,358
Dividends Accrued on Preferred
   Stock                                     --          450,000            --          125,000            --              --
Amortization of Discount on
   Preferred Stock                           --          536,226            --           21,781            --              --
Amortization of Common Stock
   Subject to Repurchase                     --             --              --             --              --              --
Common Stock Subject to
   Repurchase  - Put Option Waived           --             --              --             --           790,000             790
Private Placement Promissory
   Notes Converted to Common
   Stock                                     --             --              --             --         1,525,000           1,525
Amortization of Deferred
   Compensation                              --             --              --             --              --              --
Warrants Exercised                           --             --              --             --           448,575             449
Net Income                                   --             --              --             --              --              --
Recapitalization Adjustment [1]              --             --              --             --        (2,763,575)         (2,764)
                                         --------     ----------        --------     ----------     -----------       ---------
   BALANCE - DECEMBER 31, 2000              1,000     $5,810,000           1,000     $2,725,000       8,024,816         $ 8,025
                                         ========     ==========        ========     ==========     ===========       =========






                                         ADDITIONAL                                          TOTAL
                                         ----------                                          -----
                                           PAID-IN         DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                           -------         --------      -----------     -------------
                                           CAPITAL       COMPENSATION      DEFICIT           EQUITY
                                           -------       ------------      -------           ------
   BALANCE - DECEMBER 31, 1998           $  1,218,483    $   (129,850)   $ (1,683,559)   $   (558,059)

Recapitalization as a Result of
   Merger [1]                                  (6,667)           --              --              --
Common Stock Issued to Founders
   of Predecessor upon Trigger of
   Contingency                                352,950            --              --           353,167
Preferred Stock Issued for
   Financing of USCC FAC                         --              --              --         5,000,000
Preferred Stock Issued for
   Financing of Corpus                           --              --              --         2,500,000
Discounts on Preferred Stock
   Issuance                                 1,660,025            --              --              --
Dividends Accrued on Preferred
   Stock                                     (460,000)           --              --              --
Amortization of Discounts on
   Preferred Stock                         (1,102,018)           --              --              --
Amortization of Common Stock
   Subject to Repurchase                         --              --          (395,000)       (395,000)
Amortization of Deferred
   Compensation                                  --            29,400            --            29,400
Net Loss                                         --              --          (916,727)       (916,727)
Recapitalization Adjustment [1]                37,084            --              --              --
                                           ----------       ---------      -----------     -----------

   BALANCE - DECEMBER 31, 1999              1,699,857        (100,450)     (2,995,286)      6,012,781

Acquired Equity of Shell in
   Stock Acquisition                         (235,710)           --              --          (234,352)
Dividends Accrued on Preferred
   Stock                                     (575,000)           --              --              --
Amortization of Discount on
   Preferred Stock                           (558,007)           --              --              --
Amortization of Common Stock
   Subject to Repurchase                         --              --          (276,792)       (276,792)
Common Stock Subject to
   Repurchase  - Put Option Waived          2,369,210            --              --         2,370,000
Private Placement Promissory
   Notes Converted to Common
   Stock                                    3,048,475            --              --         3,050,000
Amortization of Deferred
   Compensation                                  --            29,400            --            29,400
Warrants Exercised                              4,037            --              --             4,486
Net Income                                       --              --           503,255         503,255
Recapitalization Adjustment [1]                 2,764            --              --              --
                                           ----------       ---------      -----------     -----------
   BALANCE - DECEMBER 31, 2000             $5,755,626       $ (71,050)     $(2,768,823)    $11,458,778
                                           ==========       =========      ===========     ===========



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                   YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                            2 0 0 0             1 9 9 9
                                                                                            -------             -------
OPERATING ACTIVITIES:
   Net Income [Loss]                                                                  $       503,255     $      (916,727)
                                                                                      ---------------     ---------------
   Adjustments to Reconcile Net Income [Loss] to Net
     Cash Provided by Operating Activities:
     Depreciation and Amortization                                                          2,395,385           2,178,804
     [Loss] on Sale of Equipment                                                               (1,379)             (4,690)
     Provision for Doubtful Accounts                                                               --             104,518
     Stock-Based Compensation Expense                                                          29,400              29,400
     Minority Interest in Income of Subsidiary                                                372,366             220,564
     Deferred Income Taxes                                                                   (199,498)            161,075

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable - Net                                                           (2,206,195)           (265,374)
       Income Taxes Receivable                                                                 50,454             618,607
       Prepaid Expenses and Other Current Assets                                              373,928            (448,251)
       Other Assets                                                                           226,558             178,627

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                  607,147             823,200
       Income Taxes Payable                                                                        --            (834,256)
       Other Current Liabilities                                                              (36,259)              9,009
                                                                                      ---------------     ---------------

     Total Adjustments                                                                      1,611,907           2,771,233
                                                                                      ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                                                2,115,162           1,854,506
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                     (4,922,968)           (590,647)
   Acquisitions                                                                                    --            (252,626)
   Other                                                                                     (287,761)           (119,118)
                                                                                      ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARD                                               (5,210,729)           (962,391)
                                                                                      ---------------     ---------------

FINANCING ACTIVITIES:
   Common Stock Issued                                                                          4,486                  --
   Proceeds from Long-Term Debt                                                             4,987,445           1,220,836
   Repayments of Long-Term Debt                                                            (2,414,436)         (1,296,056)
   Proceeds from Short-Term Borrowing                                                         804,000          14,291,548
   Payments under Short-Term Borrowing                                                        (40,000)        (14,394,226)
   Deferred Loan Costs                                                                             --             (19,944)
   Distributions to Minority Owners                                                          (220,564)           (690,000)
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES - FORWARD                                          $     3,120,931     $      (887,842)



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                    YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                            2 0 0 0             1 9 9 9
                                                                                            -------             -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                                        $     2,115,162     $     1,854,506

   NET CASH - INVESTING ACTIVITIES - FORWARDED                                             (5,210,729)           (962,391)

   NET CASH - FINANCING ACTIVITIES - FORWARDED                                              3,120,931            (887,842)
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                        25,364               4,273

CASH - BEGINNING OF YEARS                                                                      25,332              21,059
                                                                                      ---------------     ---------------

   CASH - END OF YEARS                                                                $        50,696     $        25,332
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $     2,251,437     $     2,067,309
     Income Taxes                                                                     $        15,398     $        42,150

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $            --     $     2,500,000
     Property and Equipment                                                                        --           2,500,000
                                                                                      ---------------     ---------------

       Total Assets Acquired - Net of Cash                                                         --           5,000,000

     Liabilities Assumed                                                                      174,352                  --
     Notes Payable                                                                             60,000          (2,500,000)
     Issuance of Preferred Stock                                                                   --          (2,500,000)
     Acquired Equity Deficit                                                                 (234,352)                 --
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   Purchase of Equipment for Notes Payable                                            $     4,987,000     $     3,436,000
   Preferred Stock Issued for Financing                                               $            --     $     5,000,000
   Common Stock Issued to Founders of Predecessor upon
     Trigger of Contingency                                                           $            --     $       353,167
   Debt Converted to Equity                                                           $     3,050,000     $            --


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] ORGANIZATION AND OPERATIONS

OnCure Technologies Corp. [the "Company" or "OnCure"] is a Florida corporation formed in 1993. The Company is engaged in the development, acquisition and ownership of radiation oncology facilities. Additionally, the Company provides the software, management services, facilities and equipment, administration and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient radiation oncology care. As of December 31, 2000, the Company operated five centers in Florida, including one where the Company, as managing general partner, managed and controlled one center under a limited partnership agreement, five centers in California and one in Texas. Additionally, the Company has one mobile Positron Emission Tomography ["PET"] unit servicing the Florida cancer centers and one mobile High Dose Rate Brachytherapy ["HDR"] unit in Northern California and another HDR unit in Bradenton, Florida.

REORGANIZATION - The financial statements as of and for the year ended December 31, 2000 give effect to the reorganization agreement [the "agreement"] of OnCure Technologies, Inc. [formerly Worldwide Equipment Corporation] with U.S. Cancer Care, Inc. and subsidiaries ["USCC"]. The closing date of the agreement was January 17, 2001, however, for accounting purposes the transaction is treated as being effective December 5, 2000, the date the plan of reorganization was approved by the shareholders. In connection with the agreement, Worldwide Equipment Corporation ["Worldwide"] issued 6,666,942 shares of common stock to shareholders of USCC. As a result of the agreement, the shareholders of USCC will own approximately 83% of the basic and 91% of the fully diluted common stock of Worldwide. For accounting purposes, the agreement is being recorded as a recapitalization of USCC, with USCC as the acquirer. The 6,666,942 shares issued are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements of the Company reflect the results of operations of USCC and Worldwide from December 5, 2000 through December 31, 2000. The consolidated financial statements prior to December 5, 2000 reflect the results of operations and financial position of USCC. Pro forma information on this transaction is not presented as, at the date of this transaction, Worldwide is considered a public shell and accordingly, the transaction will not be considered a business combination. Concurrent with the transaction, Worldwide Equipment Corporation changed its name to OnCure Technologies Corp. No adjustment of assets to "fair value" has been recorded. Additionally, the conversion of $3,050,000 of USCC convertible debt to common stock at $2.00 per share and the conversion of $2,370,000 of USCC redeemable stock to common stock which happened simultaneous with the above agreement were treated as being effective December 5, 2000. All other transactions were recorded as of the closing date which was January 17, 2001 [See Note 15].

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of OnCure Technologies Corp. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

[2] SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2000, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE - Accounts receivables represents receivables from patients and other third-party payors for medical services provided by the Company through its facilities and contracted physicians. Accounts receivable represent gross billings for patient services less estimated contractual and other adjustments. Accounts receivable allowance was $10,625,759 at December 31, 2000.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

PROPERTY AND EQUIPMENT - Property and equipment purchased is stated at cost. Property and equipment acquired is stated at estimated fair value. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings                       25 to 39 years
Furniture and Equipment         5 to 7 Years
Medical Equipment               5 Years
Leasehold Improvements          3 to 25 Years

Depreciation expense of $1,347,518 and $1,101,185 was recorded for the years ended December 31, 2000 and 1999, respectively. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

LONG-LIVED ASSETS, INCLUDING THE EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED - Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis over a period of 20 years. The Company periodically evaluates long-lived assets, including the excess of cost over the net assets of outpatient centers acquired based on an evaluation of such factors as the occurrence of a significant event or change in the operating environment and performs an analysis to determine if the estimated fair value calculated based upon expected future net cash flows [undiscounted] is less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

DEFERRED LOAN COSTS - Deferred loan costs represent legal fees, commissions, accounting and other costs incurred in private fundings. Debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.

OTHER ASSETS - Other assets include software royalties and other intangible assets [mostly purchased software] and are being amortized over the estimated lives of the assets.

MINORITY INTEREST - As of December 31, 2000, the minority interest represents the minority percentage ownership in the net assets of a subsidiary.

REVENUES - Net Patient Revenues are reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Contractual and bad debt adjustments amounted to approximately $47,654,000 and $46,989,000 for the years ended December 31, 2000 and 1999, respectively. These adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods as actual payments are received.

Other revenue includes the sale of software products, and fees for management, billing and collection, and marketing services provided to operations under joint venture agreements. Software revenues are for the sale of the ROSCOE oncology billing and management information software.

STOCK OPTIONS ISSUED TO EMPLOYEES - The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

INCOME TAXES [CONTINUED] - Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to contractual and bad debt allowances on accounts receivable, useful lives on medical equipment and the valuation of long-lived and intangible assets. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2000 because of the relative short maturity of these instruments. The carrying value of lines of credit and notes payable approximated fair value at December 31, 2000 based upon quoted market interest rates for the same or similar instruments under which the Company can borrow funds.

EARNINGS [LOSS] PER SHARE - Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Earnings [loss] attributable to common stockholders reflect a deduction from net income [addition to net loss] resulting from the accrued cumulative preferred stock dividends and the imputed non-cash preferred stock dividends arising from the amortization of the discounts on preferred stock. These amounted to $575,000 and $558,007 in 2000 and $460,000 and $1,102,018 in 1999.

Potential future dilutive securities include 740,000 and 740,000 shares issuable under outstanding warrants and 2,001,333 and 1,469,000 shares issuable under outstanding options as of December 31, 2000, and 1999, respectively. For the years ended December 31, 2000 and 1999, all potential dilutive securities were determined to be anti-dilutive with respect to the dilutive loss per share calculation.

In October 2000, the Company approved a one-for-fifty reverse stock split of the Company's common stock effective November 10, 2000. All share and per share data presented reflects the effect of the reverse stock split.

CONCENTRATIONS OF CREDIT RISK -The Company maintains cash balances at financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. All cash balances were fully insured at December 31, 2000. The Company is also subject to credit risk on accounts receivable. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk. The Company is subject to risk on amounts loaned to related entities and stockholders.

SEGMENT INFORMATION - The Company has determined that it conducts its operations in one business segment. For all periods presented, substantially all revenue has been derived within the United States. Long lived assets are principally located in the United States.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[2] SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ["SFAS No. 133"]. This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133 as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 was required in the Company's fourth quarter of fiscal year 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

[3] MERGERS AND ACQUISITIONS

PURCHASE AND REORGANIZATION - On May 22, 1998, USCC entered into a plan and agreement of merger [the "Merger Agreement"] with U.S. Diagnostics Labs ["USD"] and two individuals [the "Minority 'Shareholders"]. Pursuant to the Merger Agreement, USCC purchased from USD 50.1% of U.S. Cancer Care, Inc., a California Corporation ["USCC-CA"] stock and 100% of MICA FLO II Corporation ["MICA"], which is the 50% owner and managing general partner of Park South Radiation Oncology Center, Ltd. ["PSRO"]. USCC paid total consideration of $4,233,488, comprised of $2,000,000 cash, $750,000 of notes, and assumption of $1,483,488 of obligations owed by USD to the Minority Shareholders. In addition, USCC purchased the Minority Shareholders' equity interest in USCC-CA for 2,000,000 shares of USCC's common stock [representing a 54.5% equity interest in USCC at that date], warrants entitling the Minority Shareholders to purchase 100,000 shares of common stock of USCC for $2.00 per share and a provision for the Minority Shareholder's to convert any unpaid principal balance on the $1,483,488 of debt owed to them and assumed by USCC into shares of Common Stock of USCC at $2.00 per share. The Minority Shareholders are officers and directors in USCC. The purchase was financed through a private placement offering. The acquisition has been accounted for under the purchase method of accounting whereby the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the assets was $5,773,185 and is being amortized over 20 years.

On May 25, 1998, USCC acquired a radiation oncology center in Modesto, California, the Modesto Radiation Oncology Center ["Modesto"]. The purchase price was $1,612,395, comprised of the assumption of $1,587,395 of obligations owed by the seller and 50,000 shares of USCC common stock with an assigned value of $25,000 at the time of the purchase.

On October 15, 1998, USCC acquired four oncology centers and certain real estate in Florida from the Florida Radiation and Oncology Group ["FROG"]. The purchase price was $11,060,000 comprised of $9,480,000 in cash [financed through notes collateralized by the assets of the oncology centers and unsecured borrowings] and 790,000 shares of USCC's common stock with an estimated fair value of $1,580,000 at the time of the purchase. The common stock is subject to repurchase at the option of the holder at $2,370,000 [$3 per share] on October 15, 2000. The excess purchase price over the estimated fair value of the assets acquired is $8,437,263 and is being amortized on a straight-line basis over 20 years [See Note 8].

In connection with the aforementioned acquisitions, USCC entered into medical service agreements with certain physicians who work at the acquired companies.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[3] MERGERS AND ACQUISITIONS [CONTINUED]

On March 19, 1999, USCC acquired substantially all of the assets of an oncology center in Corpus Christi, Texas ["Corpus"]. In the transaction, accounted for as a purchase, USCC paid $5 million, by assuming $5 million of debt owed by the seller to DVI Financial Services, Inc. ["DVI"]. Simultaneous with the acquisition, the DVI debt was refinanced through the issuance of a $2 million, 9%, ten year loan secured by Corpus' equipment, a $500,000, 9%, twenty year loan secured by Corpus real estate, and $2.5 million of Series C preferred stock. The preferred stock has a 5% annual dividend that increases to 9% upon Corpus achieving certain financial performance levels and then to 20% after five years. The preferred stock can be converted to common stock at the option of the holder at 90% of the fair market value at the time of conversion, and the Company can require conversion at the greater of $10.00 per share or fair market value at the time of the conversion if Corpus has not achieved certain financial performance by March 2008 [See Note 9]. In connection with the issuance of the $2.5 million Series C preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at the date of issuance. The 10% discount of $377,778 is considered a return to the preferred shareholder and recorded as an adjustment to Paid-in-Capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $21,781 and $355,997, respectively. DVI also issued a new $200,000, revolving line of credit secured by the accounts receivable of Corpus, with interest at prime plus 2.25%. The excess purchase price over the estimated fair value of the assets acquired is $2,624,184 and is being amortized on a straight-line basis over 20 years. The operating results of Corpus are included in the consolidated financial statements of the Company beginning on March 19, 1999. The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if the above business combinations had occurred on January 1, 1999:



                                   Year ended
                                  December 31,
                                     1999
                                     ----

Revenue                        $ 17,049,369
Net Loss                       $   (951,661)

[4] PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

Land                                          $      1,335,000
Building                                             3,100,545
Furniture and Fixtures                                 767,897
Medical Equipment                                   10,276,791
Leasehold Improvements                               2,055,506
                                              ----------------

Total - At Cost                                     17,535,739
Less: Accumulated Depreciation                      (2,690,262)
                                              ----------------

   PROPERTY AND EQUIPMENT - NET               $     14,845,477
   ----------------------------               ================

[5] INTANGIBLES

Intangible assets consist of the following:

                                                               D e c e m b e r  3 1,  2 0 0 0
------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                   Estimated Life         Cost         Amortization        Net
Excess of Cost over Fair Value of
   Net Assets Acquired                              20 Years       $     17,376,800  $    1,961,505  $     15,415,295
Deferred Loan Costs                                 3-10 Years              987,048         577,332           409,716
Other Intangible Assets                             3-5 Years               273,085          70,354           202,731
                                                                   ----------------  --------------  ----------------

   TOTALS                                                          $     18,636,933  $    2,609,191  $     16,027,742
   ------                                                          ================  ==============  ================

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[5] INTANGIBLES [CONTINUED]

Intangibles are amortized on a straight-line basis over the estimated lives of the assets. Amortization expense amounted to $1,125,190 and $1,077,619 for the years ended December 31, 2000 and 1999, respectively. Net other intangibles assets are included in other assets.

[6] INDEBTEDNESS

Long-term debt consists of the following:


Notes payable, 8.8% to 12.35%, maturing between 2001 and 2019                                        $     15,678,807
Notes payable to related parties, 6% to 9%, maturing 2006                                                     877,698
Convertible promissory notes to two directors of the Company, 6%, maturing 2001                             1,483,488
Convertible promissory notes, 10%, maturing 2001                                                              150,000
                                                                                                     ----------------

Total                                                                                                      18,189,993
Less: Current Maturities                                                                                    4,987,316
                                                                                                     ----------------

   LONG-TERM DEBT AND NOTES PAYABLE TO STOCKHOLDERS                                                  $     13,202,677
   ------------------------------------------------                                                  ================

As of December 31, 2000, the maturities of notes payable and convertible promissory notes are as follows:


                                                                       Convertible
                                                           Notes       Promissory        Convertible
                                         Notes           Payable to      Notes to         Promissory
                                        Payable       Related Parties   Directors           Notes            Total
                                        -------       ---------------   ---------           -----            -----
2001                               $    3,172,867    $     180,961    $   1,483,488   $      150,000   $    4,987,316
2002                                    3,257,142          187,000               --               --        3,444,142
2003                                    3,479,476          172,413               --               --        3,651,889
2004                                    2,356,519          137,221               --               --        2,493,740
2005                                    1,345,599          144,450               --               --        1,490,049
Thereafter                              2,067,204           55,653               --               --        2,122,857
                                   --------------    -------------    -------------   --------------   --------------

   TOTALS                          $   15,678,807    $     877,698    $   1,483,488   $      150,000   $   18,189,993
   ------                          ==============    =============    =============   ==============   ==============


At December 31, 2000, the Company had twenty-six long-term notes payable totaling approximately $13,439,415 to DVI Financial Services, Inc. ["DVI"] and approximately $2,114,392 in notes payable with other equipment financing companies. Substantially all of the receivables, equipment and certain tangible assets of the Company collaterate the notes payable. Interest is charged from 8.8% to 12.35%, and the notes mature through 2019. The Company also has a $125,000 unsecured note payable to USD, which bears interest at 8% and is due in April 2001.

At December 31, 2000, the Company had several lines of credit with DVI for a maximum borrowing base of $3,200,000. Borrowings under each line of credit are secured by accounts receivable of several treatment centers and are limited to eighty-five percent (85%) of eligible accounts receivable, as defined in the borrowing agreement. At December 31, 2000, the Company had borrowings of $2,602,188 outstanding under line of credit agreements. Borrowing under the line of credit agreements are subject to interest ranging from prime plus 2% to prime plus 2.25%. At December 31, 2000, the interest rate under the agreements ranged from 11.50% to 11.75%. Each of the lines of credit agreements are subject to renewal on an annual basis and have been classified as current obligations.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[6] INDEBTEDNESS [CONTINUED]

At December 31, 2000, the Company had a $123,511 note payable to the Chairman of the Board and minority stockholder of the Company which bears interest at 9%, is due in monthly payments through 2006, and is secured by a second mortgage on the related property. For the years ended December 31, 2000 and 1999, the Company recorded interest expense related to this loan of approximately $12,000 and $14,000, respectively.

In December 1998, the Company purchased $735,000 of medical equipment from a company owned by an officer of the Company. The Company issued a $735,000 promissory note to the director's company. The note has an outstanding balance of $586,187 at December 31, 2000, bears interest at 6% per annum, and is due in March 2006. In connection with this note payable, the Company required interest expense of approximately $39,000 and $41,000 for the years ended December 31, 2000 and 1999, respectively [See Note 15].

In September 2000, the Company issued a $189,000 note payable to a director of the Company in exchange for a forfeiture of contingent shares. The note is non-interest bearing and is payable in 36 monthly installments of $5,250 through September 2003. At December 31, 2000, the Company had an outstanding balance of $168,000 due under this note payable [See Note 15].

At December 31, 2000, the Company had $1,483,488 of convertible promissory notes to two individuals who are directors and minority stockholders in the Company. These notes were assumed under the Merger Agreement [See Note 3] and bear interest at 6%, are due in March 2001, and are convertible at the option of the holder to common stock of the Company at a conversion rate equal to the fair market value at date of issuance of $2.00 per share. The Company recorded interest expense of approximately $89,000 in each of the years ended December 31, 2000 and 1999 related to these convertible promissory notes. The notes accelerated if certain specified equity financings were achieved, and were collateralized by the pledge by the CEO of the Company of his 1 million shares of common stock of the Company. These notes were paid on January 22, 2001 [See
Note 15].

On May 25, 1998, the Company issued $3.2 million of convertible promissory notes in a private placement to finance the acquisitions under the Merger Agreement [See Note 3]. The notes bear interest at 10%, are unsecured, and are due in May 2001. The notes are convertible into common stock of the Company at a rate of $2.50 per share at the option of the holder anytime during the three year period ended May 25, 2001. The holders also received warrants for the purchase of 640,000 shares of common stock of the Company at an exercise price of $2.00 per share. Costs associated with the debt issuance of $605,496 were capitalized and are being amortized to interest expense over the lessor of the three-year term of the debt or upon date of conversion. In December 2000, $3,050,000 of these notes were converted to common stock. The conversion rate was reduced to $2.00 per share as an inducement for the noteholders to convert. The reduced conversion rate of $2.00 is not considered a beneficial conversion feature due to the market value of common stock being less than the conversion rate at the date of issuance. The conversion rate for the remaining $150,000 remains at $2.50 per share.

The weighted average interest rate on outstanding short-term borrowings was 11.35% at December 31, 2000.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[7] INCOME TAXES

The [benefit] for income taxes consists of the following:


                                                                                             December 31,
                                                                                             ------------
                                                                                       2 0 0 0         1 9 9 9
                                                                                       -------         -------
Current:
   Federal                                                                          $          --  $    (136,145)
   State                                                                                       --        (33,805)
                                                                                    -------------  -------------

   Totals                                                                                      --       (169,950)
                                                                                    -------------  -------------

Deferred:
   Federal                                                                               (159,842)        31,812
   State                                                                                  (39,656)       129,263
                                                                                    -------------  -------------

   Totals                                                                                (199,498)       161,075
                                                                                    -------------  -------------

   TOTALS                                                                           $    (199,498) $      (8,875)
   ------                                                                           =============  =============

A reconciliation between reported income tax [benefit] and the amount computed by applying the statutory Federal income tax rate of 34% is as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                                       2 0 0 0         1 9 9 9
                                                                                       -------         -------
Computed Tax Expense [Benefit] at 34%                                               $     103,313  $    (314,705)
Computed State Tax Expense [Benefit]                                                       23,652        (72,058)
Federal Tax Benefit of State Tax                                                           (8,048)        24,501
Utilization of Net Operating Losses                                                      (658,588)            --
Nondeductible Goodwill Amortization                                                       321,365        306,716
Other Nondeductible Permanent Differences                                                  18,808         13,682
Other                                                                                          --         32,989
                                                                                    -------------  -------------

   INCOME TAX [BENEFIT]                                                             $    (199,498) $      (8,875)
   --------------------                                                             =============  =============

The Company's deferred tax assets and liabilities are as follows:


                                                                                             December 31,
                                                                                             ------------
                                                                                         2 0 0 0         1 9 9 9
                                                                                         -------         -------
Current Deferred Tax Assets:
   Allowance for Doubtful Accounts                                                  $     174,169  $     176,781
   Accrued Wages and Benefits                                                              46,563        120,115
   Net Operating Loss Carryforward                                                         12,138        107,496
Current Deferred Tax Liability:
   Cash to Accrual Change                                                                (160,869)      (128,233)
                                                                                    -------------  -------------

   Net Current Deferred Tax Asset                                                          72,001        276,159
                                                                                    -------------  -------------

Non-Current Deferred Tax Asset:
   Net Operating Loss Carryforward                                                       (498,027)            --
Non-Current Deferred Tax Liabilities:
   Cash to Accrual Change                                                                      --        128,233
   Fixed Asset Basis Differences                                                        1,078,405        855,801
                                                                                    -------------  -------------

   Net Non-Current Deferred Income Tax Liability                                          580,378        984,034
                                                                                    -------------  -------------

   NET DEFERRED INCOME TAX LIABILITY                                                $     508,377  $     707,875
   ---------------------------------                                                =============  =============

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[7] INCOME TAXES [CONTINUED]

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectations that the Company will generate the necessary taxable income in future periods.

At December 31, 2000, the Company had unused net operating losses of approximately $3,272,000 expiring from 2014 to 2018. Due to the Company's reorganization, net operating losses are subject to maximum annual utilization of approximately $181,000.

[8] COMMON STOCK SUBJECT TO REPURCHASE

On October 15, 1998, the Company issued 790,000 shares of the Company's common stock as partial consideration for the acquisition of FROG. In conjunction with this transaction, the Company entered into an agreement to repurchase all such stock at a price of $3.00 per share [an aggregate of $2,370,000], at the option of the holders first effective October 15, 2000 and terminating on October 15, 2003. The December 31, 1999 carrying amount of $2,059,292 is being accreted to the redemption value of $2,370,000 through October 15, 2000. The $276,792 and $395,000 of amortization expense for the years ended December 31, 2000 and 1999 have been charged to accumulated deficit. At December 31, 2000, the Put Option was waived and 790,000 shares were included in Common Stock.

[9] CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value per share and 1,000,000 shares of preferred stock, $.01 par value per share, of which 1,000 shares have been designated Series B Preferred Stock and 1,000 shares have been designated Series C Preferred Stock as of December 31, 2000 and 1999.

PREFERRED STOCK - The Series B Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $5,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. It is redeemable at the option of the Company at a price equal to $5,000 per share plus all accrued and unpaid dividends. In connection with the issuance of the Series B preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at date of issuance. The 10% discount of $1,282,247 is considered a return to the preferred shareholder and recorded as an adjustment to paid-in capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $536,226 and $746,021, respectively. In addition, the holders of the Series B Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults by the Company. Dividends are cumulative and are payable quarterly at an annual rate of 9% of $5,000 per share when and as declared by the Board of Directors. The dividend rate increases to 20% in March 2002 if the Series B Preferred Stock is outstanding at such time. The Company has accrued $810,000 and $360,000 of dividends as of December 31, 2000 and 1999, respectively. In September 2000, an agreement was entered into by the Series B Preferred Stock stockholders, an investment banker and the Company whereby the Series B Preferred Stock will convert into common stock at a conversion price of $4.00 per share, subject to certain conditions being met as defined in the agreement, and such common stock will be purchased by the investment banker from the Series B Preferred stockholder. All accrued dividends to date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series B Preferred stockholder and the Company. The Series B Preferred Stock has a liquidation preference of $5,000 per share plus all accrued and unpaid dividends [See Note 3].

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[9] CAPITAL STOCK [CONTINUED]

PREFERRED STOCK [CONTINUED] - The Series C Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $2,500 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days price to the date of conversion, subject to certain limitations. It is redeemable at the option of the Company at a price equal to $2,500 per share, plus all accrued and unpaid dividends. In addition, the holders of the Series C Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults by the Company. Dividends are cumulative and are payable quarterly at an annual rate of 5% of $2,500 per share when and as declared by the Board of Directors. The dividend rate will increase to an annual rate of 9% at such time Corpus achieves certain earnings levels and to 20% in March 2004 if the Series C Preferred Stock is outstanding at such time. The Company has accrued $225,000 and $100,000 of dividends as of December 31, 2000 and 1999, respectively. The Series C Preferred Stock has a liquidation preference of $2,500 per share plus all accrued and unpaid dividends [See Note 3].

PUT OPTION ON CERTAIN SHARES OF PREFERRED STOCK - In connection with the acquisition of Corpus, the Company issued to the previous owner of Corpus 1,000 of the Company's Series C Preferred Stock shares. Such shares are subject to a put option under which, if Corpus achieves an EBITDA Threshold [as defined in the Certificate of Designation of the Series C Preferred Stock] of at least $1 million for four consecutive fiscal quarters, the holder of the Series C Preferred Stock could sell the 1,000 shares to Corpus at a price of $2,500 per share, plus all accrued but unpaid dividends on the Series C Preferred Stock. The Company would fund such purchase price by issuing promissory notes to the seller. The indebtedness of Corpus under such notes shall bear interest at a rate of 9% per annum, and be payable in equal monthly installments over a period of (i) 120 months with respect to four fifths of the principal amount outstanding, and (ii) 240 months with respect to one fifth of the principal amount outstanding. The indebtedness would be secured by all of the assets of Corpus. This put option is subject to the EBITDA Threshold which has not yet been attained.

CONTINGENT SHARES - MINORITY SHAREHOLDERS - Pursuant to the merger agreement dated May 22, 1998, the minority shareholders were to receive shares contingent and based upon a formula of certain number of shares divided by a required amount of equity or unsecured debt. The DVI Preferred Stock Series B investment of $2.5 million currently qualifies for such contingent share requirement, however, it is tied to the Corpus EBITDA Threshold. Accordingly, the Company may be required in the future to issue to the minority shareholders 416,667 shares if the EBITDA Threshold is attained and the Preferred Stock Series B is put to the Company. In April 2000, the Company and the minority shareholders executed an Addendum to the Agreement of Merger, whereby, if the EBITDA Threshold is achieved, and DVI puts the Preferred Stock Series B investment back to the Company as secured debt, then the minority shareholders rights under the original Agreement of Merger will be in effect and they will be issued the 416,667 shares. The right to the contingent shares was waived by the minority shareholders in conjunction with the merger [See Note 1].

[10] STOCK OPTION PLANS

In May 1998, the Company established the 1998 Stock Option Plan [the "Option Plan"] whereby the Company may issue to officers, directors and key employees options to purchase up to 2,000,000 shares of the Company's common stock. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the Option Plan, a maximum of 2,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The Option Plan is administered by the Company's Board of Directors [or a committee of the Board of Directors] which, subject to the terms of the Option Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's stock on the date of grant [110% in the case of 10% stockholders] and the term of these options may not exceed 10 years [five years in the case of 10% stockholders]. Options generally vest from three to five years, and expire in five or ten years. For the years ended December 31, 2000 and 1999, the Company issued 410,000 and 215,000 options, respectively, under the option plan.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[10] STOCK OPTION PLANS [CONTINUED]

In May 1998, the Company issued a total of 90,000 stock options to non-employee directors at the inception of the Board of Directors. In October 1998, the Company adopted a policy pursuant to which non-employee directors shall receive an option under the Option Plan to purchase 1,000 shares of common stock with an exercise price equal to the fair market value at the time for every Board meeting attended in person or by telephone from that date forward. For the years ended December 31, 2000 and 1999, the Company issued 14,000 and 35,000 stock options, respectively. Compensation expense related to options issued to non-employee directors was not material to the consolidated financial statements.

In May 1998, the Company issued options outside of the Option Plan for the purchase of 300,000 shares of common stock at an exercise price of $.01 per share to an officer of the Company. The option vests over the earlier of certain criteria or five years. The Company recognized as deferred compensation expense the excess of the fair value of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. The total deferred compensation expense of $147,000 is being amortized over the vesting period of the option.

In connection with the Company's reorganization in December 2000, 200,000 options to purchase the Company's common stock at $.01 per share were granted to a former officer of the Company.

A summary of the Company's stock option activity, and related information follows:


                                                                            Weighted-Average        Weighted-Average
                                                             Options         Exercise Price            Fair Value
                                                             -------         --------------            ----------
Options Outstanding at December 31, 1998                      1,219,000      $           1.51        $            .55
   Granted                                                      250,000                  1.60                    1.12
   Exercised                                                         --                 --                      --
   Forfeited                                                         --                 --                      --
                                                          -------------      -------------           -------------

   OPTIONS OUTSTANDING AT DECEMBER 31, 1999                   1,469,000      $           1.53        $            .65
   ----------------------------------------               =============      ================        ================

   OPTIONS EXERCISABLE AT DECEMBER 31, 1999                     304,000      $           1.14        $            .65
   ----------------------------------------               =============      ================        ================

Options Outstanding at December 31, 1999                      1,469,000      $           1.53        $            .65
   Granted                                                      624,000                  1.99                    2.00
   Exercised                                                         --                 --                      --
   Forfeited                                                    (91,667)                 2.00                    2.00
                                                          -------------      ----------------        ----------------

   OPTIONS OUTSTANDING AT DECEMBER 31, 2000                   2,001,333      $           1.52        $            .69
   ----------------------------------------               =============      ================        ================

                                                                                 December 31, 2000
                                                           ---------------------------------------------------------------
                                                                Options Outstanding            Options Exercisable
                                                                -------------------            -------------------
                                                              Average       Weighted-                     Weighted-
                                                              -------       ---------                     ---------
                                                             Remaining       Average                       Average
                                                             ---------       -------                       -------
                 Range of                Number             Contractual     Exercise         Number       Exercise
                 --------                ------             -----------     --------         ------       --------
              Exercise Price           of Options              Life           Price        of Options       Price
              --------------           ----------              ----           -----        ----------       -----
                       $0.01              500,000                 6.70           $0.01       500,000             $0.01
                       $1.00              180,000                 3.83           $1.00        88,875             $1.00
                       $2.00            1,321,333                 3.21           $2.00       960,791             $2.00

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[10] STOCK OPTION PLANS [CONTINUED]

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ["SFAS" 123] requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, which require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility, .001% in 2000 and 1999; risk free interest rates, approximately 6% in 2000 and 1999; and no dividends during the expected terms. The Company's calculation is based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss and net loss per share for 2000 and 1999 would not change materially from the amount represented in the accompanying statement of operations.

[11] PENSION PLAN

The Company has a 401(k) Pension Plan [the "Plan"]. Under the Plan, eligible employees may make an election to defer any amount up to 20% of their annual eligible compensation, subject to certain limitations. The Company makes an annual contribution of 3% of the employee's annual eligible compensation, to a maximum of $1,800 per year. Participants' contributions to the Plan vest immediately and the Company's contributions are 100% vested [40% per year after two years of service and 20% per year of service thereafter] after five years of service. The Company's contributions to the Plan totaled approximately $43,000 and $54,000 for the years ended December 31, 2000 and 1999, respectively, and were charged to operations.

[12] RELATED PARTY TRANSACTIONS

In May 1998, the Company purchased the royalty rights to ROSCOE software used in Company operated centers in exchange for 100,000 shares of Company stock, having an estimated fair value at the time, of $.50 per share, or $50,000, from an officer of the Company. In July 1998, the Company purchased the royalty rights to sell ROSCOE software to non-affiliated entities in exchange for 25,000 shares of Company stock, having an estimated fair value at the time, of $.50 per share, or $12,500, from the same officer of the Company.

The Company leases three medical facilities and warehouse space, from companies owned by two directors of the Company. The Company recorded rent expense of approximately $301,000 and $281,000 for the years ended December 31, 2000 and 1999, related to these facilities.

At December 31, 2000, the Company had $300,000 unsecured demand loan bearing interest at 9% payable to a director of the Company. Interest expense on this loan amounted to approximately $24,750 and $21,000 for the years ended December 31, 2000 and 1999, respectively [See Note 15].

The Company has a $50,000 note payable at December 31, 2000 which is due to a related company controlled by a stockholder. The note is non-interest bearing and is payable at the earlier of (1) March 15, 2001, or (2) upon any merger or acquisition of Worldwide by issuance of up to 17,500 shares [post split] of common stock of the Company or 9.9% of the outstanding common stock of the Company.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[12] RELATED PARTY TRANSACTIONS [CONTINUED]

In November 2000, the Company borrowed $10,000 from a company owned by a stockholder. Payment is due on demand and bears interest at 10% per annum. Default provisions provide for the interest rate to increase to 18% in the event of default. At December 31, 2000, the Company had $10,000 principal balance outstanding related to this note payable.

In April 2000, the Company through its USCC subsidiary, entered into a partnership agreement [USCMC-USCC] with U.S. Cancer Management Corporation, a corporation wholly-owned by a member of the Company's Board of Directors. The partnership is to develop and build outpatient radiation therapy centers in Northern California to service patients of a Northern California based health insurance payor network. Terms of the agreement provide that all profits are distributed 51% to U.S. Cancer Management Corporation and 49% to USCC. In addition, the partnership agreement provides that USCC will be required to provide a total of $300,000 in financing to be paid, as defined in the agreement, over the first 24 months of partnership operations or obtain financing for the development of certain centers. If USCC fails to provide financing its equity interest in the partnership will be reduced from 49% to 5%.

The Company leases five of its centers in Florida from entities affiliated with the Chairman of the Board and a member of the Company's Board of Directors. For the year ended December 31, 2000 and 1999, the Company recorded approximately $279,000 and $30,295 of rent expense related to these centers.

See Note 6 for additional related party disclosures.

[13] JOINT VENTURE

In August 1999, the Company entered into a three year joint venture agreement with a Northern California based health insurance payor network. Terms of the agreement state that the Company will provide radiation oncology services from this referral through its Hayward and Stockton facilities. Included in accounts receivable at December 31, 2000 is a net receivable balance of approximately $1,535,000 [net of allowance of $164,000] due under this joint venture agreement.

[14] COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under various operating leases that expire through 2007. Certain real estate leases have options to renew for periods from 3 to 15 years.

Future commitments under non-cancelable operating leases as of December 31, 2000 are as follows:

2001                          $       966,576
2002                                  898,102
2003                                  694,476
2004                                  566,811
2005                                  427,368
Thereafter                            191,402
                              ---------------

   TOTAL                      $     3,744,735
   -----                      ===============

Rent expense was approximately $1,086,000 and $672,000 for the years ended December 31, 2000 and 1999, respectively.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------



[14] COMMITMENTS AND CONTINGENCIES [CONTINUED]

The Company from time to time is a party to claims, suits, or complaints relating to services and products provided by the Company or physicians with whom the Company contracts for services. The Company maintains insurance coverage that it believes to be adequate both as to covered risks and amounts. In addition, pursuant to the service agreements, the affiliated physician groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the affiliated physicians or the Company could, however, have a material adverse effect on the Company.

In August 2000, the Company amended each of its four employment agreements with members of management. These agreements will have terms expiring through May 2006. As of December 31, 2000, the Company was required to provide the following minimum annual base salaries and bonuses, including minimum annual increases.

2001                    $       745,000
2002                            781,000
2003                            725,000
2004                            690,000
2005                            481,000
Thereafter                      125,000
                        ---------------

   TOTAL                $     3,547,000
   -----                ===============

In addition to the above base salaries, several employees are entitled to a discretionary bonus approved by the Compensation Committee of the Company's Board of Directors. The Company can terminate each employment agreement without cause but may be required to issue severance pay.

Each of the wholly owned centers has agreements with radiation oncologists as independent contractors under long-term agreements to provide medical services at the facilities. The radiation oncologists are compensated by the Company under an annual renewable agreement based on the number of procedures performed in accordance with a standard fee schedule, or as a percentage of the center's income.

[15] SUBSEQUENT EVENTS

In January 2001, the Company designated, authorized and issued 1,000 shares of Series D cumulative accelerating redeemable preferred stock ["Series D stock"] with a fair value of $2,500 per share. The Series D stock is convertible into common stock at a price equal to the fair market value at date of authorization and issuance of $1.30 per share, subject to adjustment.

In January 2001, the Company designated, authorized and issued 1,000 shares of Series E cumulative accelerating redeemable preferred stock ["Series E stock"] with a fair value of $4,000 per share. The Series E stock is convertible into common stock at a price equal to the fair market value at date of authorization and issuance of $1.30 per share, subject to adjustment.

In January 2001, simultaneous with the closing of the reorganization agreement, USCC completed institutional funding and debt restructuring of $4,000,000 through a Series E preferred stock investment, with a conversion price of $1.30 per share and $1,500,000 of secured debt. From the gross funds of $5,500,000, the Company repaid $1,515,281 of convertible promissory notes payable [including accrued interest] [See Note 6] and $470,000 of investment banking and legal fees.

The Company has retained an investment banking firm to provide consulting services. In January 2001, the Company issued 330,000 shares of common stock and warrants to purchase 307,692 shares of the Company's common stock at an exercise price equal to the fair market value on the date of exercise for investment banking services performed in connection with the Company's reorganization.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15
--------------------------------------------------------------------------------

[15] SUBSEQUENT EVENTS [CONTINUED]

In connection with the Company's plan of reorganization, the Company issued 25,000 shares of common stock in January 2001 for legal services.

The Company executed its rights under the original Florida Radiation Oncology Group ["FROG"] acquisition in October 1998, to acquire an additional FROG owned facility located in Jacksonville, Florida. In January 2001, the Company consummated its acquisition of FROG Beaches [the "Center"] oncology center. The terms of the merger provide for the issuance of $2,500,000 of Series D preferred stock, with a conversion price equal to the fair market value at date of authorization and issuance of $1.30 in exchange for the remaining equity interests of the Center.

The following unaudited pro forma information reflects the acquisition of the FROG Beaches facility under the purchase method of accounting. The balance sheet data represents the effect of the transaction as if it occurred on December 31, 2000. The income statement data reflects the transaction as if it occurred on January 1, 2000. Pro forma information may not be indicative of what would have occurred if the combination had been in effect on the dates indicated.

                                                                                        December 31,
                                                                                        ------------
                                                                                           2 0 0 0
                                                                                           -------
                                                                                         [Unaudited]
Pro Forma Balance Sheet Data:
   Total Assets                                                                       $      37,311,954
                                                                                      =================

   Total Equity                                                                       $      13,958,778
                                                                                      =================

Pro Forma Income Statement Data:
   Net Income                                                                         $         746,657
   Preferred Stock Dividends                                                                  1,133,007
                                                                                      -----------------

   Net Income Available to Common Stock Shareholders                                  $        (386,350)
                                                                                      =================

   Basic and Diluted [Loss] Per Common Share                                          $            (.05)
                                                                                      =================

   Weighted Average Common Shares Outstanding - Basic and Diluted                             8,024,816
                                                                                      =================

In March 2001, the Company issued 175,000 shares of its common stock in connection with a consulting agreement. An amendment to the original agreement provided that the consultant waive his right to receive payment upon closing of the Company's reorganization to March 15, 2001.

On April 13, 2001, the Company reached an agreement to repay a director of the Company for various debt obligations owed by the Company. The agreement provides for the Company to (1) pay a lump sum cash payment of $428,000 and (2) convert $831,610 of debt obligations, accrued interest and other expenses owed the director into shares of the Company's common stock at a price of $2.00 per share. Terms of the agreement state that the conversion will only occur if, and immediately prior to, the sale of such converted shares at a price of $2.25 per share. Any portion of the indebtedness that does not convert into shares of the Company's common stock by April 2002 will become immediately due and payable at such date [See Notes 6 and 12].

                                 . . . . . . . .

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ONCURE TECHNOLOGIES CORP.


Dated April 13, 2001                          By: /s/ Jeffrey A. Goffman
                                                  ----------------------
                                                  Jeffrey A. Goffman
                                                  Chief Executive Officer and
                                                  Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                NAME                                           POSITION
                ----                                           --------

/s/ Shyam B. Paryani                              Chairman of the Board of Directors                    April 13, 2001
--------------------
Shyam B. Paryani

/s/ Jeffrey A. Goffman
----------------------
Jeffrey A. Goffman                          Chief Executive Officer, Secretary and Director             April 13, 2001


----------------------
W. Brian Fuery                                  Vice Chairman of the Board of Directors                 April 13, 2001

/s/ Charles J. Jacobson
-----------------------
Charles J. Jacobson                        Director of Managed Care Contracting and Director            April 13, 2001


--------------------
John J. Fuery                                                  Director                                 April 13, 2001


/s/ Stanley A. Trotman
----------------------
Stanley A. Trotman.                                            Director                                 April 13, 2001


/s/ Gordon C. Rausser
---------------------
Gordon C. Rausser                                              Director                                 April 13, 2001


/s/ John Zeeman
---------------
John Zeeman                                                    Director                                 April 13, 2001


/s/ John J. Wells
-----------------
John W. Wells                                                  Director                                 April 13, 2001

                                 EXHIBIT INDEX

Exhibits:
2.0 Agreement and Plan of Reorganization, dated as of December 5, 2000, by and between Worldwide Equipment Corp. and U.S. Cancer Care, Inc. (1)
3.0      Articles of Incorporation of the Registrant dated June 14, 1993. (2)
3.1 Certificate of Amendment to the Articles of Incorporation of the Registrant dated April 21, 1997.
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant dated August 11, 1997.
3.4 Articles of Amendment to the Articles of Incorporation of the Registrant dated December 15, 1997. (2)
3.5 Articles of Amendment to the Articles of Incorporation of the Registrant dated September 15, 1999. (2)
3.6 Articles of Amendment to the Articles of Incorporation of the Registrant dated November 13, 2000, effecting a reverse stock split.
         (3)
3.7      By-laws of the Registrant. (4)
10.1     Employment Agreement, dated as of May 22, 1998, by and between Jeffrey
         A. Goffman and U.S. Cancer Care.
10.2 Amendment to Employment Agreement, dated as of September 13, 2000, by and between Jeffrey A. Goffman and U.S. Cancer Care.
10.3 Employment Agreement, dated as of May 22, 1998, by and between Randy C. Sklar and U.S. Cancer Care.
10.4 Amendment to Employment Agreement, dated as of January 1, 2000, by and between Randy C. Sklar and U.S. Cancer Care.
10.5 Employment Agreement, dated as of May 22, 1998, by and between Richard Padelford and U.S. Cancer Care.
10.6 Amendment to Employment Agreement, dated as of August 22, 2000, by and between Richard Padelford and U.S. Cancer Care.
10.7.    Employment Agreement, dated as of May 22, 1998, by and between Douglas
         A. McBride and U.S. Cancer Care.
10.8. Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and U.S. Cancer Care.
10.9 Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S. Cancer Management Corp.
10.10 Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and U.S. Cancer Care.
10.11 Professional Services Agreement, dated as of August 1, 1999, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health Care Management Corporation.*
10.12 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership. *
10.13    Shareholders' Agreement
16.0 Letter from former independent auditor, Paritz & Company, P.A. to the SEC. (5)
21.0     List of Subsidiaries

---------------------------------------

(1) Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on January 17, 2001.
(2) Filed as an exhibit to the Registration Statement on Form 10-SB filed by the Registrant on June 13, 2000.
(3) Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on November 11, 2000.
(4) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB filed by the Registrant on June 22, 2000.
(5) Filed as an exhibit to the Amended Current Report on Form 8-K/A filed by the Registrant on March 6, 2001.

*To be filed as an amendment.