Form 10QSB
period 2001-03-31
ONCURE TECHNOLGIES CORP
filed 2001-05-15
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM        TO


                         COMMISSION FILE NUMBER 0-30799


                            ONCURE TECHNOLOGIES CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                                     FLORIDA
          (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   59-3191053
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

              700 YGNACIO VALLEY ROAD, SUITE 300, WALNUT CREEK, CA 94596
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 279-2273



     AS OF MAY 1, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 9,374,816.



   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]



                                TABLE OF CONTENTS


                                                                                                        Page

PART I - FINANCIAL INFORMATION...........................................................................1

     ITEM 1.  FINANCIAL STATEMENTS.......................................................................1
     CONSOLIDATED BALANCE SHEETS.........................................................................1
     CONSOLIDATED STATEMENTS OF OPERATIONS...............................................................3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................................................4
     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................................5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................6
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................7
     OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS.............................................11

PART II - OTHER INFORMATION.............................................................................11

     ITEM 1.  LEGAL PROCEEDINGS.........................................................................11
     ITEM 2.  CHANGES IN SECURTIES......................................................................11
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................13
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................13
     ITEM 5.  OTHER INFORMATION.........................................................................14
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................14

SIGNATURES..............................................................................................15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,         DECEMBER 31,
                                                                                           ---------         ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]

ASSETS:
CURRENT ASSETS:
   Cash                                                                               $     3,146,796     $        50,696
   Accounts Receivable - Net                                                                6,280,036           5,723,858
   Receivables - Joint Venture - Net                                                          153,320             108,794
   Prepaid Expenses and Other                                                                 192,587             226,292
   Deferred Income Taxes                                                                      142,149              72,001
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     9,914,888           6,181,641

PROPERTY AND EQUIPMENT - NET                                                               15,848,197          14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                                         346,610             409,716

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                                       16,206,842          15,415,295

OTHER ASSETS - NET                                                                            153,744             212,975
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $    42,470,281     $    37,065,104
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,         DECEMBER 31,
                                                                                           ---------         ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $     1,802,366     $     2,540,706
   Accrued Liabilities                                                                      1,140,208           1,260,532
   Notes Payable to Stockholders                                                              300,000             360,000
   Lines of Credit                                                                          3,787,560           2,602,188
   Current Portion of Long-Term Debt                                                        3,314,441           4,987,316
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                               10,344,575          11,750,742

LONG-TERM DEBT                                                                             14,141,063          13,202,677

DEFERRED INCOME TAXES                                                                         600,378             580,378
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                       25,086,016          25,533,797
                                                                                      ---------------     ---------------

MINORITY INTEREST                                                                             159,233              72,529
                                                                                      ---------------     ---------------

COMMITMENTS                                                                                        --                  --
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares Authorized, March 31, 2001
     - 4,000 Shares Issued and Outstanding [Liquidation Preference $14,000,000];
     December 31, 2000 - 2,000 Shares
     Issued and Outstanding [Liquidation Preference $7,500,000]                            15,178,750           8,535,000

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     March 31, 2001 - 8,901,116 Shares Issued and Outstanding;
     December 31, 2000 - 8,024,816 Shares Issued and Outstanding                                8,901               8,025

   Additional Paid-in Capital                                                               5,020,627           5,755,626

   Deferred Compensation                                                                      (63,700)            (71,050)

   Accumulated Deficit                                                                     (2,919,546)         (2,768,823)
                                                                                      ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                              17,225,032          11,458,778
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    42,470,281     $    37,065,104
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]
REVENUES:
   Net Patient Service Revenues                                                        $      5,632,901   $     4,959,409
   Other Revenues                                                                               130,465            81,228
                                                                                       ----------------   ---------------

   TOTAL REVENUES                                                                             5,763,366         5,040,637
                                                                                       ----------------   ---------------

OPERATING EXPENSES:
   Salaries and Benefits                                                                      1,640,096         1,373,903
   Medical Supplies and Services                                                              1,293,354         1,108,791
   General and Administrative                                                                 1,535,441         1,334,457
   Depreciation and Amortization                                                                677,174           535,069
                                                                                       ----------------   ---------------

   TOTAL OPERATING EXPENSES                                                                   5,146,065         4,352,220
                                                                                       ----------------   ---------------

   INCOME FROM OPERATIONS                                                                       617,301           688,417
                                                                                       ----------------   ---------------

OTHER INCOME [EXPENSE]:
   Interest Income                                                                               21,434             6,222
   Interest Expense                                                                            (568,757)         (571,916)
   Amortization of Deferred Loan Costs                                                           (8,844)          (57,743)
   Other [Expense] - Net                                                                             --            (1,162)
                                                                                       ----------------   ---------------

   TOTAL OTHER [EXPENSE] - NET                                                                 (556,167)         (624,599)
                                                                                       ----------------   ---------------

   INCOME BEFORE MINORITY INTEREST AND
     INCOME TAX PROVISION/[BENEFIT]                                                              61,134            63,818

MINORITY INTEREST                                                                              (186,505)         (108,075)

INCOME TAX BENEFIT                                                                               49,648            49,875
                                                                                       ----------------   ---------------

   NET [LOSS] INCOME                                                                   $        (75,723)  $         5,618
                                                                                       ================   ===============

   NET [LOSS] INCOME                                                                   $        (75,723)  $         5,618

DEDUCT:      Preferred Stock Dividends                                                          206,250           143,750
             Imputed Non-Cash Preferred Stock Dividends                                              --           139,502
                                                                                       ----------------   ---------------

   NET [LOSS] USED IN PER COMMON SHARE CALCULATION                                     $       (281,973)  $      (277,634)
                                                                                       ================   ===============

BASIC AND DILUTED [LOSS] PER COMMON SHARE                                              $           (.03)  $           (03)
                                                                                       ================   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                                8,352,097         8,024,816
                                                                                       ================   ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                PREFERRED STOCK
                                                ---------------
                                       SERIES B    SERIES C     SERIES D     SERIES E
                                       --------    --------     --------     --------
                                        [1,000]     [1,000      [1,000]       [1,000]  COMMON STOCK                ADDITIONAL
                                        -------     ------      -------       -------  ------------                ----------
                                        SHARES]     SHARES]     SHARES]       SHARES]     NUMBER                     PAID-IN
                                        -------     -------     -------       -------     ------                     -------
                                        AMOUNT      AMOUNT       AMOUNT       AMOUNT     OF SHARES    AMOUNT         CAPITAL
                                        -------     ------       ------       ------     ---------    ------         -------

   BALANCE - DECEMBER 31, 1999        $ 4,823,774  $ 2,578,219  $    --      $    --     6,666,942    $ 6,667     $ 1,699,857

Acquired Equity of Shell in
   Stock Acquisition                          --           --        --           --     1,357,874      1,358        (235,710)
Dividends Accrued on Preferred
   Stock                                 450,000      125,000        --           --            --         --        (575,000)
Amortization of Discount on
   Preferred Stock                       536,226       21,781        --           --            --         --        (558,007)
Amortization of Common Stock
   Subject to Repurchase                     --           --         --           --            --         --              --
Common Stock Subject to
   Repurchase  - Put Option Waived           --           --         --           --       790,000        790       2,369,210
Private Placement Promissory Notes
   Converted to Common Stock                 --           --         --           --     1,525,000      1,525       3,048,475
Amortization of Deferred
   Compensation                              --           --         --           --            --         --              --
Warrants Exercised                           --           --         --           --       448,575        449           4,037
Net Income                                   --           --         --           --            --         --              --
Recapitalization Adjustment [1]              --           --         --           --    (2,763,575)    (2,764)          2,764
                                    -----------  -----------  -----------  -----------  -----------     ------  --------------

   BALANCE - DECEMBER 31, 2000        5,810,000    2,725,000         --           --     8,024,816      8,025       5,755,626

Preferred Stock Issued for Acquisition       --           --    2,500,000         --            --         --              --
Preferred Stock Issued for Cash              --           --           --    4,000,000           --         --             --
Dividends Accrued on Preferred
   Stock                                112,500       31,250           --           --           --         --       (143,750)
Dividends Paid on Preferred Stock            --           --           --           --           --         --             --
Costs Associated with Offering               --           --           --           --           --         --       (653,836)
Common Stock Issued for Services             --           --           --           --      355,000       355            (355)
Common Stock Issued for Debt                 --           --           --           --      175,000       175          59,825
Exercise of Options and Warrants             --           --           --           --      346,300       346           3,117
Amortization of Deferred
   Compensation                              --           --           --           --           --         --             --
Net Loss                                     --           --           --           --           --         --             --
                                    -----------  -----------  -----------  -----------  ----------- ----------  -------------   -

   BALANCE - MARCH 31, 2001         $ 5,922,500  $ 2,756,250  $ 2,500,000  $ 4,000,000    8,901,116 $  8,901   $    5,020,627
                                    ===========  ===========  ===========  ===========  =========== ========   ==============
               [UNAUDITED]
                                  TOTAL
                                  -----
  DEFERRED      ACCUMULATED   STOCKHOLDERS'
  --------      -----------   -------------
COMPENSATION      DEFICIT        EQUITY
------------      -------        ------

$ (100,450)     $(2,995,286)    $6,012,781


        --               --       (234,352)

        --               --             --

        --               --             --

        --         (276,792)      (276,792)

        --               --      2,370,000

        --               --      3,050,000

    29,400               --         29,400
        --               --          4,486
        --          503,255        503,255
        --               --             --
 ----------     -----------    -----------

   (71,050)      (2,768,823)    11,458,778

        --               --      2,500,000
        --               --      4,000,000

        --               --             --
        --          (75,000)       (75,000)
        --               --       (653,836)
        --               --             --
        --               --         60,000
        --               --          3,463

     7,350               --          7,350
        --          (75,723)       (75,723)
-----------      -----------   -----------

$  (63,700)     $(2,919,546)   $17,225,032
==========      ===========    ===========

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                        [UNAUDITED]
   NET CASH - OPERATING ACTIVITIES                                                    $      (434,683)    $       225,529
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                       (194,770)           (286,070)
                                                                                      ---------------     ---------------

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                   4,000,000                  --
   Dividends Paid on Preferred Stock                                                          (75,000)                 --
   Private Placement Offering Costs                                                          (653,836)                 --
   Common Stock Issued                                                                          3,463                  --
   Proceeds from Long-Term Debt                                                             1,500,000             295,161
   Repayments of Long-Term Debt                                                            (2,234,489)                 --
   Proceeds from Short-Term Borrowing                                                       5,569,978           4,362,692
   Payments under Short-Term Borrowing                                                     (4,384,606)         (4,158,405)
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                          3,725,510             499,448
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                     3,096,057             438,907

CASH - BEGINNING OF YEARS                                                                      50,696              25,332
                                                                                      ---------------     ---------------

   CASH - END OF YEARS                                                                $     3,146,796     $       464,239
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $       550,000     $       530,000
     Income Taxes                                                                     $            --     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $       940,967     $            --
     Other Assets Acquired                                                                    342,493                  --
     Property and Equipment                                                                 1,250,000                  --
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                    2,533,460                  --

     Accounts Payable                                                                          33,460                  --
     Issuance of Preferred Stock                                                            2,500,000                  --
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   Preferred Stock Issued for Acquisition                                             $     2,500,000     $            --
   Debt Converted to Equity                                                           $        60,000     $            --
   Dividends Accrued                                                                  $       443,750     $       283,252


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements of OnCure have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000.

[2] REORGANIZATION

In January 2001, the final stage of our reorganization was completed as follows:

The Company designated, authorized and issued 1,000 shares of Series D cumulative accelerating redeemable preferred stock ["Series D stock"] with a liquidation preference of $2,500 per share. The Series D stock is convertible into common stock at a price equal to the fair market value at date of authorization and issuance of $1.30 per share, subject to adjustment.

The Company designated, authorized and issued 1,000 shares of Series E cumulative accelerating redeemable preferred stock ["Series E stock"] with a liquidation preference of $4,000 per share. The Series E stock is convertible into common stock at a price equal to the fair market value at date of authorization and issuance of $1.30 per share, subject to adjustment.

Simultaneous with the closing of the reorganization agreement, USCC completed institutional funding and debt restructuring of $4,000,000 through a Series E preferred stock investment, with a conversion price of $1.30 per share and $1,500,000 of secured debt. From the gross funds of $5,500,000, the Company repaid $1,515,281 of convertible promissory notes payable [including accrued interest] and $470,000 of investment banking and legal fees.

The Company retained an investment banking firm to provide consulting services and issued 330,000 shares of common stock and warrants to purchase 307,692 shares of the Company's common stock at an exercise price of $1.30 for investment banking services performed in connection with the Company's reorganization.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2

[2] REORGANIZATION [CONTINUED]

The Company granted its former president and CEO an option to purchase 200,000 shares of common stock, at an exercise price equal to $.01 per share, as compensation for services performed.

The Company issued 25,000 shares of common stock as compensation for legal services rendered.

The Company issued options to purchase 130,000 shares of common stock, at an exercise price equal to $.01 per share, to two directors as compensation for services performed.

Also in connection with the reorganization, in March 2001, the Company issued 175,000 shares of common stock to Ocean Crest Merchant Group, Inc. pursuant to the terms of a promissory note.

[3] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Significant Accounting Policies followed by the Company are set forth in
Note 2 to the Company's consolidated financial statements in the December 31, 2000 Form 10-KSB

[4] LONG-TERM DEBT

In March 2001, the Company entered into a secured loan agreement with Merrill Lynch Bank USA. The maximum amount available is $2,800,000 and is collateralized by certain cash equivalent securities. The term of the loan is 5 years with interest payable monthly at the institution's borrowing rate plus 1.39%. At March 31, 2001, $925,000 was outstanding.

                                . . . . . . . . .


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, complete and integrate acquisitions and joint venture opportunities, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission ("SEC"). Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

     In January 2001, we completed the final stage of our reorganization with U.S. Cancer Care, Inc. (U.S. Cancer Care"). The key components of our reorganization with U.S. Cancer Care are as follows:

     o On December 5, 2000, we acquired all of U.S. Cancer Care's: (i) issued and outstanding common stock, in exchange for 6,666,942 shares of our common stock (representing 83.08% of our outstanding common shares); (ii) series A preferred stock in exchange for 1000 shares of our Series B Preferred Stock; and (iii) series B preferred stock in exchange for 1000 shares of our Series C Preferred Stock.

     o On January 17, 2001 we: (i) acquired our fifth outpatient facility located in Jacksonville Beach, Florida in exchange for 1,000 shares of our Series D Cumulative Accelerating Redeemable Preferred Stock ("Series D Preferred Stock"); and (ii) received $4 million in exchange for 1,000 shares of our Series E Cumulative Accelerating Redeemable Preferred Stock ("Series E Preferred Stock").

RESULTS OF OPERATIONS

     Prior to our reorganization with U.S. Cancer Care, we had limited assets and no operations or revenues. For this reason, the following discussion reflects the results of operations of our wholly owned subsidiary U.S. Cancer Care (which now represents our sole business).

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

REVENUES

     Our revenues for the three months ended March 31, 2001 totaled $5.76 million. As compared to the same period of the preceding year, our revenues increased by $722,729 (or 14.3%).

     A majority of our revenues come from one source, patient services. Our net patient service revenues for the three months ended March 31, 2001 totaled approximately $5.6 million. As compared to the three months ended March 31, 2000, this was an increase of $673,492 (or 13.6%). This increase is attributable to the fact that we were able to realize net patient service revenues earned by our: (i) St. Teresa Cancer Comprehensive Center, which was opened in June 2000;
(ii) mobile Positron Emission Tomography ("PET") scanner, which was put in service in November 2000; and (iii) cancer center located in Jacksonville Beach, Florida, which was acquired in January 2001.

     Our revenues for the three months ended March 31, 2001 from all other sources totaled $130,465. As compared to the three months ended March 31, 2000, our revenues from all other sources increased by $49,237 (or 60.6%). This increase is attributable to our receipt of management fees pursuant to the partnership agreement that we entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.

OPERATING EXPENSES

     Our operating expenses totaled $5,146,065 for the three months ended March 31, 2001. As compared to the same period of the preceding year, our operating expenses increased by $793,845 (or 18.3%).

     Our operating expenses consist of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and (iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.



                                                               PERCENTAGE OF OUR          PERCENTAGE OF OUR
EXPENSES                                                         2001 REVENUES              2000 REVENUES
--------

1.   Salary and Benefits                                              32%                        32%
2.   Medical Supplies and Services                                    25%                        25%
3.    General and Administrative Expense                              30%                        31%
4.   Depreciation and Amortization                                    13%                        12%


     Our expenses for salaries and benefits totaled $1,640,096 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for salaries and benefits increased by $266,193 (or 19.4%). This increase is attributable to the inclusion of expenses for salaries and benefits paid by our: (i) St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) mobile PET scanner (which was put in service in November 2000); and (iii) our Florida Cancer Center-Beaches (which was acquired in January 2001). The increase in expenses also reflects: (i) an overall increase in the cost of labor associated with the shortage of therapists; and
(ii) higher temporary staff costs.

     Our expenses for medical supplies and services totaled $1,293,354 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for medical supplies and services increased by $184,563 (or 16.6%). This increase is attributable to the inclusion of expenses for medical supplies and services paid by our: (i) St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) mobile PET scanner (which was put in service in November 2000); and (iii) our Florida Cancer Center-Beaches (which was acquired in January 2001).

     Our general and administrative expenses totaled $1,535,441 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our general and administrative expenses increased by $200,894 (or 15.10%). This increase principally is attributable to the inclusion of general and administrative expenses incurred by our: (i) St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) mobile PET scanner (which was put in service in November 2000); and (iii) our Florida Cancer Center-Beaches (which was acquired in January 2001).

     Our operating expenses for depreciation and amortization totaled $677,174 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, this was an increase of $142,105 (or 26.6 %). This increase is attributable to depreciation and amortization expenses realized by our: (i) St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) mobile PET scanner (which was put in service in November 2000); and (iii) our Florida Cancer Center-Beaches (which was acquired in January 2001).

INCOME FROM OPERATIONS

     Income from operations totaled $617,301 for the three months ended March 31, 2001. As compared to the same period of the preceding year, income from operations decreased by $71,116 (or 10.3%). This decrease is attributable to losses in revenues in the amount of approximately $300,000 resulting from a labor shortage of therapists / physicists. This labor shortage has not only resulted in the under utilization of our facilities but has also required us to utilize locum tenums at much higher labor costs, which has contributed to a decrease in profits.

     The Corpus Christi center experienced a loss of approximately $200,000 for the quarter ended March 31, 2001. The Company is negotiating with several parties for the sale of the center due to the facility's history of losses.

OTHER EXPENSES

     Our net other expenses totaled $ 556,167 for the three months ended March 31, 2001. As compared to the same period of the preceding year, our net other expenses decreased by $ 68,432 (or 11.0 %).

     The largest portion of our net other expenses is interest expense. Our interest expense for the three months ended March 31, 2001 totaled $ 568,757. As compared to the three months ended March 31, 2000, this represents a decrease of $3,159 (or 0.5 %). This decrease is attributable to a decrease in our average debt outstanding.

NET LOSS

     We reported a loss of $75,723 for the three months ended March 31, 2001, compared to net income of $5,618 for the three months ended March 31, 2000. This loss is attributable to (i) the labor shortage which has caused substantial under utilization of treatment and a decrease in the number of patients receiving such treatment; (ii) the loss experienced at the Corpus Christi center; and (iii) increases in each of our operating expenses.

NET INCOME ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK

     The net loss attributable to the holders of our common stock amounted to $281,973 or $ (.03) per common share for the three months ended March 31, 2001. The net loss attributable to our common stock reflects an additional $206,250 charge resulting from accrued cumulative preferred stock dividends of $143,750 and dividends paid for the three months ended March 31, 2001 of $62,500.

LIQUIDITY AND CAPITAL RESOURCES

     We have instituted a plan to reduce our outstanding debt and to improve our financial condition. As a result, we have undertaken various initiatives to raise cash, improve our cash flow and reduce our debt obligations.

As part of our plan, in January 2001, we:

o received $4.0 million in exchange for 1,000 shares of our Series E Preferred Stock, which is convertible into our common stock at $1.30 per share;

o    received $1.5 million of secured debt from DVI Financial Services, Inc; and

o acquired our fifth outpatient facility located in Jacksonville Beach, Florida (valued at $2.5 million) in exchange for 1,000 shares of our Series D Preferred Stock, which is convertible into our common stock at $1.30 per share.

INDEBTEDNESS

     Our long-term debt consists of the following:




Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001
and 2019                                                                                         $      20,515,366
Notes payable to related parties, bearing interest at 6% to 9%, maturing 2006                              877,698
Convertible promissory notes, bearing interest at 10%, maturing 2001                                       150,000
                                                                                                 -----------------

Total                                                                                                   21,543,064

Less: Current Maturities                                                                                 7,402,001
                                                                                                 -----------------

                                                                                                 $      14,141,063
                                                                                                 =================


         In addition, we have entered into an agreement with DVI Financial Services, Inc. to provide us with a revolving line of credit. The maximum amount available under this credit facility is $3,200,000, with advances limited to eighty-five percent (85%) of eligible accounts receivable. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At March 31, 2001, we had approximately $2.8 million of borrowings under this credit facility.

         We also entered into a secured loan agreement with Merrill Lynch Bank USA. The maximum amount available under this credit facility is $2,800,000. Borrowings under this line of credit bear interest at a rate which is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any future or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs and to fund the development of new centers. At March 31, 2001, we had approximately $925,000 of borrowings under this credit facility.

CASH AND CASH EQUIVALENTS

         As of March 31, 2001, we had: (i) cash and cash equivalents of approximately $3,146,796 (an increase of $ 3,096,100 from March 31, 2000); and
(ii) a working capital deficit of approximately $0.5 million (a decrease of approximately 5.0 million from March 31, 2000).

         Net cash utilized by our operations totaled $434,683. Our net cash utilized consists of: (i) our net loss of $75,273, and (ii) our non-cash and operating asset and liability adjustments of $358,960.

         Our investing activities utilized $194,770 of cash, for the purchase of property and equipment. Net cash generated from our financing activities amounted to $3,725,510. Net proceeds from short-term borrowing amounted to $1,185,372. Cash generated from our financing activities include: (i) $4,000,000 from the issuance of our Series E Preferred Stock; and
(ii) $1,500,000 of secured debt from DVI Financial Services, Inc. We utilized approximately $2,960,000 of the cash generated from our financing activities for the payment of long-term debt, private placement costs and the payment of dividends on our Series D Preferred Stock.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not involved in any pending legal proceedings, which in the opinion of our management may have a material adverse effect on our operations or financial condition.

ITEM 2.  CHANGES IN SECURTIES.

         The rights of the holders of our common stock were affected by the issuance of our Series D and E Preferred Stock. Set forth below is a list of the rights affected. For a detailed description of the terms, conditions and preferences of our Series D and E Preferred Stock, see Exhibit
10.1 of our Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2001.

o DIVIDENDS. The right of the holders of our Series D and E Preferred Stock to receive dividends ranks senior to the right of the holders of our common stock.

         Our Series D Preferred Stock accrues cash dividends at an annual rate of 12% of the liquidation preference of $2.5 million (i.e., $ 2,500 per share). The holders of our Series D Preferred Stock are entitled to receive such dividends, if, as, and when declared by our Board of Directors, monthly in arrears. If, for any dividend accrual period, cash dividends are not declared and paid or set aside for payment on our Series D Preferred Stock, the amount of accrued but unpaid dividends shall accumulate and shall be added to the dividends payable for subsequent dividend accrual periods. The right of the holders of our Series D Preferred Stock to receive dividends ranks senior to the right of the holders of our Series E Preferred Stock.

o LIQUIDATION. In the event of any liquidation, dissolution or winding up of us, the holders of our Series D and E Preferred Stock will be entitled to receive, in preference to the holders of our common stock, an amount equal to their respective liquidation preference (i.e., $2,500 per share for our Series D Preferred Stock and $4,000 per share for our Series E Preferred Stock).


o DILUTION. The following rights of the holders of our Series D and E Preferred stock dilute (or may potentially dilute) the value and rights of our common stock:

              Conversion: The holders of our Series D and E Preferred Stock are entitled, at any time, to convert their shares into common stock at a conversion price equal to $1.30 per share.

              Redemption: We may redeem our Series D and E Preferred Stock at any time. Our Series D Preferred stock may be redeemed at a conversion price equal to $2,500 per share. Our Series E Preferred Stock may be redeemed at a conversion price equal to $4,000 per share. In addition, each of our Series D and E Preferred Stock will be redeemed in full at their respective redemption price upon the closing of an underwritten public offering of our common stock yielding proceeds of not less than $15.0 million.

              Voting Rights: The holders of our Series D and E Preferred Stock are entitled to full voting rights as if their shares converted into our common stock at $1.30 per share.

              Board Appointments: The holders of each of our Series D and E Preferred Stock are entitled to elect two members to our Board of Directors.

                  In accordance with the terms of our Series D Preferred Stock, when Dr. Shyam Paryani is serving as a member of our Board of Directors the holders of our Series D Preferred Stock are entitled to elect only one member to our Board of Directors. Since Dr. Paryani currently serves as the Chairman of our Board of Directors, the holders of our Series D Preferred Stock are entitled to elect one other member to our Board of Directors and have elected Dr. John W. Wells.

                  The holders of our Series E Preferred Stock have elected John
              H. Zeeman to our Board of Directors. As of March 31, 2001, the holders of our Series E Preferred Stock have not exercised their right to elect a second member to our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         In January 2001, we acquired all of the series C preferred stock of U.S. Cancer Care, Inc. ("U.S. Cancer Care") in exchange for 1,000 shares of our Series D Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we issued 1,000 shares of our Series E Preferred Stock in exchange for $4,000,000. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we granted Mitchell Hymowitz an option to purchase 200,000 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we issued 25,000 shares of our common stock to Michael
A. Littmann as compensation for legal services rendered in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we issued John J. Fuery an option to purchase 92,300 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we issued W. Brian Fuery an option to purchase 37,700 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In March 2001, we issued 330,000 shares of our common stock to Continuum Capital Partners, Inc. ("Continuum") and granted Continuum a warrant to purchase 307,692 shares of our common stock, at an exercise price equal to $1.30 per share. The shares of our common stock were issued, and the warrant to purchase shares of our common stock was granted, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. Each transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In March 2001, we issued 175,000 shares of our common stock to Ocean Crest Merchant Group Inc. in accordance with the terms of a promissory note. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the quarter ended March 31, 2001, we were not in material default on any: (i) indebtedness exceeding five percent (5%) of our assets; or
(ii) dividends payable on our Series B, C, D and E Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 15, 2001, we amended our Articles of Incorporation to change our name from Worldwide Equipment Corp. to OnCure Technologies Corp. This amendment was approved by the written consent of the holders of 51.14% of our outstanding shares (or 6,650,462 shares of the 13,004,816 shares entitled to vote).

ITEM 5.  OTHER INFORMATION.

         We have nothing further to report for the quarter ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:



2.0      Agreement and Plan of Reorganization, dated as of December 5, 2000, by and between Worldwide Equipment
         Corp. and U.S. Cancer Care. (1)
3.1      Articles of Incorporation of the Registrant dated June 14, 1993. (2)
3.2      Certificate of Amendment to the Articles of Incorporation of the Registrant dated April 21, 1997. (7)
3.3      Certificate of Amendment to the Articles of Incorporation of the Registrant dated August 11, 1997.  (7)
3.4      Articles of Amendment to the Articles of Incorporation of the Registrant dated December 15, 1997. (2)
3.5      Articles of Amendment to the Articles of Incorporation of the Registrant dated September 15, 1999. (2)
3.6      Articles of Amendment to the Articles of Incorporation of the Registrant dated November 13, 2000, effecting a reverse stock split. (3)
3.7      By-laws of the Registrant. (4)
3.8      Articles of Amendment to the Articles of Incorporation of the Registrant dated March 19, 2001.(6)
3.9      Articles of Amendment to the Articles of Incorporation of the Registrant dated January 18, 2001. (8)
10.1     Employment Agreement, dated as of May 22, 1998, by and between Jeffrey A. Goffman and U.S. Cancer Care.
         (7)
10.2     Amendment to Employment Agreement, dated as of September 13, 2000, by and between Jeffrey A. Goffman and
         U.S. Cancer Care. (7)
10.3     Employment Agreement, dated as of May 22, 1998, by and between Randy C. Sklar and U.S. Cancer   Care. (7)
10.4     Amendment to Employment Agreement, dated as of January 1, 2000, by and between Randy C. Sklar and U.S.
         Cancer Care. (7)
10.5     Employment Agreement, dated as of May 22, 1998, by and between Richard Padelford and U.S. Cancer Care.
         (7)
10.6     Amendment to Employment Agreement, dated as of August 22, 2000, by and between Richard Padelford and
         U.S. Cancer Care. (7)
10.7.    Employment Agreement, dated as of May 22, 1998, by and between Douglas A. McBride and U.S. Cancer Care.
         (7)
10.8.    Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and
         U.S. Cancer Care. (7)
10.9     Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S.
         Cancer Management Corp. (7)
10.10    Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and
         U.S. Cancer Care.  (7)
10.11    Professional Services Agreement, dated as of August 1, 1999, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical
         Group and USCC Health Care Management Corporation. *
10.12    Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente
         Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC
         Medical Group-CA, Inc. and USCMC-USCC Partnership. *
10.13    Shareholders' Agreement (7)
10.14    Addendum to the Partnership Agreement of USCMC-USCC, dated as of April 2001, by and between U.S. Cancer
         Care and U.S. Cancer Management Corp.
------------------------




(1)      Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on January 17, 2001.
(2)      Filed as an exhibit to the Registration Statement on Form 10-SB filed by the Registrant on June 13, 2000.
(3)      Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on November 11, 2000.
(4)      Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on January 23, 2001.
(5)      Filed as an exhibit to the Definitive Information Statement on Schedule 14C filed by the Registrant on
         February 27, 2001.
(6)      Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB filed by the
         Registrant on June 22, 2000.
(7)      Filed as an exhibit to the Annual Report on Form 10-KSB filed by the Registrant on April 15, 2001.
(8)      Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant on January 18, 2001.
(9)      Filed as an exhibit to the Registration Statement on Form SB-2 filed by the Registrant on May 11, 2001.


*To be filed.

(b)      Current Reports on Form 8-K:

         On January 17, 2001, we filed a current report on Form 8-K reporting under Item 5 that we had entered into a Plan and Agreement of Reorganization with U.S. Cancer Care, Inc.

         On January 23, 2001, we filed a current report on Form 8-K reporting:
(i) under Item 1 that we acquired all of the stock of U.S. Cancer Care, Inc. in exchange for 83.24% of our common stock and 1,000 shares of each of our Series B, C and D Preferred Stock; (ii) under Item 2 that the shareholders of U.S. Cancer Care, Inc. are now the controlling shareholders of us; (iii) under Item 5 the business plan of U.S. Cancer Care, Inc.; (iv) under Item 6 the appointment of Shyam B. Paryani, Jeffrey A. Goffman, W. Brian Fuery, Stanley A. Trotman, Jr., Gordon C. Rausser, Charles J. Jacobson, John J. Fuery, John H. Zeeman and John W. Wells, Jr. to our Board of Directors; and (v) under Item 7 the financial statements of U.S. Cancer Care.

         On March 6, 2001 we filed a current report on Form 8-K/A reporting under Item 4 that we changed our independent auditor from Paritz & Company, P.A. to Moore Stephens, P.C. This Form 8-K/A was filed as an amendment to the current report we filed on Form 8-K on February 26, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ONCURE TECHNOLOGIES CORP.


Dated: May 15, 2001               By:      /s/ Jeffrey A. Goffman
                                           ----------------------
                                           Jeffrey A. Goffman
                                           Chief Executive Officer and Director