Form 10QSB/A
period 2001-03-31
ONCURE TECHNOLGIES CORP
filed 2001-07-24
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION................................................1

     ITEM 1.  FINANCIAL STATEMENTS............................................1
     CONSOLIDATED BALANCE SHEETS..............................................1
     CONSOLIDATED STATEMENTS OF OPERATIONS....................................3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........................4
     CONSOLIDATED STATEMENTS OF CASH FLOWS....................................5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................6
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......9


PART II - OTHER INFORMATION..................................................13

     ITEM 1.  LEGAL PROCEEDINGS..............................................13
     ITEM 2.  CHANGES IN SECURTIES...........................................14
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................15
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............15
     ITEM 5.  OTHER INFORMATION..............................................16
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................16


SIGNATURES...................................................................17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,       DECEMBER 31,
                                                                         ---------       ------------
                                                                          2 0 0 1          2 0 0 0
                                                                          -------          -------
                                                                        [UNAUDITED]
                                                                        -----------
ASSETS:
CURRENT ASSETS:
   Cash                                                                $  3,146,796     $     50,696
   Accounts Receivable - Net                                              6,280,036        5,723,858
   Prepaid Expenses and Other                                               345,907          335,086
   Deferred Income Taxes                                                    142,149           72,001
                                                                       ------------     ------------

   TOTAL CURRENT ASSETS                                                   9,914,888        6,181,641

PROPERTY AND EQUIPMENT - NET                                             15,848,197       14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                       346,610          409,716

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                     16,206,842       15,415,295

OTHER ASSETS - NET                                                          153,744          212,975
                                                                       ------------     ------------

   TOTAL ASSETS                                                        $ 42,470,281     $ 37,065,104
                                                                       ============     ============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,      DECEMBER 31,
                                                                             ---------      ------------
                                                                              2 0 0 1          2 0 0 0
                                                                              -------          -------
                                                                            [UNAUDITED]
                                                                            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                        $  1,802,366     $  2,540,706
   Accrued Liabilities                                                        1,140,208        1,260,532
   Notes Payable to Stockholders                                                300,000          360,000
   Lines of Credit                                                            3,787,560        2,602,188
   Current Portion of Long-Term Debt                                          3,314,441        4,987,316
                                                                           ------------     ------------

   TOTAL CURRENT LIABILITIES                                                 10,344,575       11,750,742

LONG-TERM DEBT                                                               14,141,063       13,202,677

DEFERRED INCOME TAXES                                                           600,378          580,378
                                                                           ------------     ------------

   TOTAL LIABILITIES                                                         25,086,016       25,533,797
                                                                           ------------     ------------

MINORITY INTEREST                                                               159,233           72,529
                                                                           ------------     ------------

COMMITMENTS [14]                                                                     --               --
                                                                           ------------     ------------

COMMON STOCK-CONTINGENT, 612,500 SHARES ISSUED AND
   OUTSTANDING                                                                1,225,000        1,225,000

REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $7,500,000]                                                     8,678,750        8,535,000
                                                                           ------------     ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 2,000 Shares Issued and Outstanding                           6,500,000              --
   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     7,412,316 and 8,288,616 Shares Issued and Outstanding at
       December 31, 2000 and March 31, 2001, Respectively                         8,289            7,413

   Additional Paid-in Capital                                                 3,796,239        4,531,238

   Deferred Compensation                                                        (63,700)         (71,050)

   Accumulated Deficit                                                       (2,919,546)      (2,768,823)
                                                                           -------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                                                 7,321,282        1,698,778
                                                                           ------------     ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 42,470,281     $ 37,065,104
                                                                           ============     ============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                                MARCH 31,
                                                                                ---------
                                                                       2 0 0 1            2 0 0 0
                                                                       -------            -------
                                                                     [UNAUDITED]        [UNAUDITED]
                                                                     -----------
REVENUES:
   Net Patient Service Revenues                                      $ 5,632,901       $ 4,959,409
   Other Revenues                                                        130,465            81,228
                                                                     -----------       -----------

   TOTAL REVENUES                                                      5,763,366         5,040,637
                                                                     -----------       -----------

OPERATING EXPENSES:
   Salaries and Benefits                                               1,640,096         1,373,903
   Medical Supplies and Services                                       1,293,354         1,108,791
   General and Administrative                                          1,535,441         1,334,457
   Depreciation and Amortization                                         677,174           535,069
                                                                     -----------       -----------

   TOTAL OPERATING EXPENSES                                            5,146,065         4,352,220
                                                                     -----------       -----------

   INCOME FROM OPERATIONS                                                617,301           688,417
                                                                     -----------       -----------

OTHER INCOME [EXPENSE]:
   Interest Income                                                        21,434             6,222
   Interest Expense                                                     (568,757)         (571,916)
   Amortization of Deferred Loan Costs                                    (8,844)          (57,743)
   Other [Expense] - Net                                                      --            (1,162)
                                                                     -----------       -----------

   TOTAL OTHER [EXPENSE] - NET                                          (556,167)         (624,599)
                                                                     -----------       -----------

   INCOME BEFORE MINORITY INTEREST AND
     INCOME TAX PROVISION/[BENEFIT]                                       61,134            63,818

MINORITY INTEREST                                                       (186,505)         (108,075)

INCOME TAX BENEFIT                                                        49,648            49,875
                                                                     -----------       -----------

   NET [LOSS] INCOME                                                 $   (75,723)      $     5,618
                                                                     ===========       ===========

   NET [LOSS] INCOME                                                 $   (75,723)      $     5,618

DEDUCT:      Preferred Stock Dividends                                   206,250           143,750
             Imputed Non-Cash Preferred Stock Dividends                       --           139,502
                                                                     -----------       -----------

   NET [LOSS] USED IN PER COMMON SHARE CALCULATION                   $  (281,973)      $  (277,634)
                                                                     ===========       ===========

BASIC AND DILUTED [LOSS] PER COMMON SHARE                            $      (.03)      $      (.03)
                                                                     ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED         8,352,097         8,024,816
                                                                     ===========       ===========



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             PREFERRED STOCK
                                             ---------------
                                          SERIES D      SERIES E
                                          --------      --------
                                           [1,000]       [1,000]     COMMON STOCK                   ADDITIONAL
                                           -------       -------     ------------                   ----------
                                           SHARES]       SHARES]        NUMBER                        PAID-IN
                                           -------       -------        ------                        -------
                                           AMOUNT        AMOUNT        OF SHARES       AMOUNT         CAPITAL
                                           ------        ------        ---------       ------         -------

   BALANCE - DECEMBER 31, 1999           $        --   $        --     6,666,942    $     6,667    $ 1,699,857

Acquired Equity of Shell in
   Stock Acquisition                              --            --     1,357,874          1,358
                                                                                                      (235,710)
Dividends Accrued on Preferred
   Stock                                          --            --            --             --       (575,000)
Amortization of Discount on
   Preferred Stock                                --            --            --             --       (558,007)
Amortization of Common Stock
   Subject to Repurchase                          --            --            --             --             --
Common Stock Subject to
   Repurchase  - Put Option Waived                --            --       790,000            790      2,369,210
Private Placement Promissory Notes
   Converted to Common Stock                      --            --       912,500            913      1,824,087
Amortization of Deferred
   Compensation                                   --            --            --             --             --
Warrants Exercised                                --            --       448,575            449          4,037
Net Income                                        --            --            --             --             --
Recapitalization Adjustment [1]                   --            --    (2,763,575)        (2,764)         2,764
                                         -----------   -----------     ---------    -----------    -----------

   BALANCE - DECEMBER 31, 2000                    --            --     7,412,316          7,413      4,531,238

Preferred Stock Issued for Acquisition     2,500,000            --            --             --             --
Preferred Stock Issued for Cash                   --     4,000,000            --             --             --
Dividends Accrued on Preferred
   Stock                                          --            --            --             --       (143,750)
Dividends Paid on  Preferred Stock                --            --            --             --             --
Costs Associated with Offering                    --            --            --             --       (653,836)
Common Stock Issued for Services                  --            --       355,000            355           (355)
Common Stock Issued for Debt                      --            --       175,000            175         59,825
Exercise of Options and Warrants                  --            --       346,300            346          3,117
Amortization of Deferred
   Compensation                                   --            --            --             --             --
Net Loss                                          --            --            --             --             --
                                         -----------   -----------     ---------    -----------    -----------

   BALANCE - MARCH 31, 2001              $ 2,500,000   $ 4,000,000     8,288,616    $     8,289    $ 3,796,239
                                         ===========   ===========     =========    ===========    ===========




                                                                           TOTAL
                                                                           -----
                                           DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                           --------      -----------   -------------
                                         COMPENSATION      DEFICIT        EQUITY
                                         ------------      -------        ------

   BALANCE - DECEMBER 31, 1999           $  (100,450)   $(2,995,286)   $(1,389,212)

Acquired Equity of Shell in
   Stock Acquisition
                                                  --             --       (234,352)
Dividends Accrued on Preferred
   Stock                                          --             --       (575,000)
Amortization of Discount on
   Preferred Stock                                --             --       (558,007)
Amortization of Common Stock
   Subject to Repurchase                          --       (276,792)      (276,792)
Common Stock Subject to
   Repurchase  - Put Option Waived                --             --      2,370,000
Private Placement Promissory Notes
   Converted to Common Stock                      --             --      1,825,000
Amortization of Deferred
   Compensation                               29,400             --         29,400
Warrants Exercised                                --             --          4,486
Net Income                                        --        503,255        503,255
Recapitalization Adjustment [1]                   --             --             --
                                         -----------    -----------    -----------

   BALANCE - DECEMBER 31, 2000               (71,050)    (2,768,823)     1,698,778

Preferred Stock Issued for Acquisition            --             --      2,500,000
Preferred Stock Issued for Cash                   --             --      4,000,000
Dividends Accrued on Preferred
   Stock                                          --             --       (143,750)
Dividends Paid on  Preferred Stock                --        (75,000)       (75,000)
Costs Associated with Offering                    --             --       (653,836)
Common Stock Issued for Services                  --             --             --
Common Stock Issued for Debt                      --             --         60,000
Exercise of Options and Warrants                  --             --          3,463
Amortization of Deferred
   Compensation                                7,350             --          7,350
Net Loss                                          --        (75,723)       (75,723)
                                         -----------    -----------    -----------

   BALANCE - MARCH 31, 2001              $   (63,700)   $(2,919,546)   $ 7,321,282
                                         ===========    ===========    ===========




See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                         2 0 0 1         2 0 0 0
                                                                                         -------         -------

   NET CASH - OPERATING ACTIVITIES                                                    $   (434,640)    $    225,529
                                                                                      ------------     ------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                    (194,770)        (286,070)
                                                                                      ------------     ------------

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                4,000,000               --
   Private Placement Offering Costs                                                       (728,836)              --
   Common Stock Issued                                                                       3,463               --
   Proceeds from Long-Term Debt                                                          1,500,000          295,161
   Repayments of Long-Term Debt                                                         (2,234,489)              --
   Proceeds from Short-Term Borrowing                                                    5,569,978        4,362,692
   Payments under Short-Term Borrowing                                                  (4,384,606)      (4,158,405)
                                                                                      ------------     ------------

   NET CASH - FINANCING ACTIVITIES                                                       3,725,510          499,448
                                                                                      ------------     ------------

   NET INCREASE IN CASH                                                                  3,096,100          438,907

CASH - BEGINNING OF YEARS                                                                   50,696           25,332
                                                                                      ------------     ------------

   CASH - END OF YEARS                                                                $  3,146,796     $    464,239
                                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $    550,000     $    530,000
     Income Taxes                                                                     $         --     $         --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $    940,967     $         --
     Other Assets Acquired                                                                 342,493               --
     Property and Equipment                                                              1,250,000               --
                                                                                      ------------     ------------

     Total Assets Acquired - Net of Cash                                                 2,533,460               --

     Accounts Payable                                                                       33,460               --
     Issuance of Preferred Stock                                                         2,500,000               --
                                                                                      ------------     ------------

     CASH PAID FOR ACQUISITIONS                                                       $         --     $         --
                                                                                      ============     ============

   Preferred Stock Issued for Acquisition                                             $  2,500,000     $         --
   Debt Converted to Equity                                                           $     60,000     $         --
   Dividends Accrued                                                                  $    143,750     $    234,352


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

The accompanying unaudited consolidated financial statements of OnCure have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to present fairly the Company's financial position as of March 31, 2001 and the actual results of operations for the periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000.


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

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2

[2] REORGANIZATION [CONTINUED]

The Company granted its former president and CFO an option to purchase 200,000 shares of common stock, at an exercise price equal to $.01 per share, as compensation for services performed.

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


[5] CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value per share. Shares issued and outstanding at March 31, 2001 and December 31, 2000 were 8,288,616 and 7,412,316, respectively. The Company is also authorized to issue 1,000,000 shares of preferred stock, $.001 par value per share, of which 1,000 shares designated Series B Preferred Stock [liquidation value of $5,000,000] and 1,000 shares designated Series C Preferred Stock [liquidation value of $2,500,000] were issued and outstanding as of March 31, 2001 and December 31, 2000. In January 2001, the Company authorized and issued 1,000 shares designated Series D Preferred Stock [liquidation value of $2,500,000] and 1,000 shares designated Series E Preferred Stock [liquidation value of $4,000,000].

COMMON STOCK - CONTINGENT - In August 2000, the Company agreed to issue 612,500 shares of Common Stock, valued at $2.00 per share, in exchange for Promissory Notes with a principal value of $1,225,000. The common stock provided the holder with a put option, that in the event the shares of Common Stock of OnCure were not freely traded without restriction on or before May 1, 2001. The Company would purchase the Common Stock at a purchase price of $2.00 per share plus accrued interest on the initial principal amount from the date of conversion.

REDEEMABLE PREFERRED STOCK - The Series B Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $5,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. It is redeemable at the option of the Company at a price equal to $5,000 per share plus all accrued and unpaid dividends. In connection with the issuance of the Series B preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3


[5] CAPITAL STOCK [CONTINUED]

at date of issuance. The 10% discount of $1,282,247 is considered a return to the preferred shareholder and recorded as an adjustment to paid-in capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $536,226 and $746,021, respectively. In addition, the holders of the Series B Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults which are not solely within the control of the Company. Dividends are cumulative and are payable quarterly at an annual rate of 9% of $5,000 per share when and as declared by the Board of Directors. The dividend rate increases to 20% in March 2002 if the Series B Preferred Stock is outstanding at such time. The Company has accrued $112,500 and $450,000 of dividends as of March 31, 2001 and December 31, 2000, respectively. In September 2000, an agreement was entered into by the Series B Preferred Stock stockholders, an investment banker and the Company whereby the Series B Preferred Stock will convert into common stock at a conversion price of $4.00 per share, subject to certain conditions being met as defined in the agreement, and such common stock will be purchased by the investment banker from the Series B Preferred stockholder.

All accrued dividends to date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series B Preferred stockholder and the Company. The Series B Preferred Stock has a liquidation preference of $5,000 per share plus all accrued and unpaid dividends.

The Series C Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $2,500 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days price to the date of conversion, subject to certain limitations. It is redeemable at the option of the Company at a price equal to $2,500 per share, plus all accrued and unpaid dividends. In connection with the issuance of the $2.5 million Series C preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at the date of issuance. The 10% discount of $377,778 is considered a return to the preferred shareholder and recorded as an adjustment to Paid-in-Capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $21,781 and $355,997, respectively. In addition, the holders of the Series C Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults which are not solely within control of the Company. Dividends are cumulative and are payable quarterly at an annual rate of 5% of $2,500 per share when and as declared by the Board of Directors. The dividend rate will increase to an annual rate of 9% at such time Corpus achieves certain earnings levels and to 20% in March 2004 if the Series C Preferred Stock is outstanding at such time. The Company has accrued $56,250 and $225,000 of dividends as of March 31, 2001 and December 31, 2000, respectively. The Series C Preferred Stock has a liquidation preference of $2,500 per share plus all accrued and unpaid dividends.


[6] SUBSEQUENT EVENT

At March 31, 2001, the Company had issued and outstanding 612,500 shares of common stock, with put option features. In May of 2001, the holders of 167,500 shares exercised their option to have the Company repurchase the shares at $2.00 per share plus interest at 10% from the date of the initial contingent conversion. Three holders were issued payments in the amount of $335,000 plus interest in exchange for the 167,500 shares of the Company's common stock. Such 167,500 shares repurchased by the Company were retired to treasury stock. In addition, the Company entered into new agreements with several of the contingent shareholders to extend the put option feature of 445,000 shares at a put option price of $2.00 per share until December 1, 2001 and through June 1, 2002. The Company also repriced the exercise price on 190,000 common stock warrants previously issued the convertible debt holders from $2.00 to $.01 in exchange for the holders accepting a conversion extension through June 2002.

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

     A majority of our revenue come from one source, patient services. Our net patient service revenues for the three months ended March 31, 2001 totaled approximately $5.6 million. As compared to the three months ended March 31, 2000, this was an increase of $673,492 (or 13.6%). This increase is attributable to the fact that we were able to realize net patient service revenues earned by:
(i) $216,497 at our St. Teresa Cancer Comprehensive Center, which was opened in June 2000; (ii) $327,990 by our mobile Positron Emission Tomography ("PET") scanner, which was put in service in November 2000; and (iii) $196,921 at our Florida Cancer Center-Beaches, which was acquired in January 2001.

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


                                           PERCENTAGE OF OUR   PERCENTAGE OF OUR
EXPENSES                                     2001 REVENUES       2000 REVENUES
--------

1.   Salary and Benefits                          28%                 27%
2.   Medical Supplies and Services                22%                 22%
3.   General and Administrative Expense           27%                 26%
4.   Depreciation and Amortization                12%                 11%


     Our expenses for salaries and benefits totaled $1,640,096 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for salaries and benefits increased by $266,193 (or 19.4%). This increase is attributable to an increase for salaries and benefits in the amount of: (i) $100,501 at our St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) $34,721 by our mobile PET scanner (which was put in service in November 2000); (iii) $17,574 at our Florida Cancer Center-Beaches (which was acquired in January 2001); and (iv) $83,151 at our cancer center in Modesto. The increase in expenses also reflects: (i) an overall increase in the cost of labor associated with the shortage of therapists; and (ii) higher temporary staff costs.

     Our expenses for medical supplies and services totaled $1,293,354 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for medical supplies and services increased by $184,563 (or 16.6%). This increase is attributable to an increase in expenses for medical supplies and services in the amount of: (i) $92,964 at our St. Teresa Cancer Comprehensive Center; (ii) $20,975 by our mobile PET scanner; and (iii) $91,866 at our Florida Cancer Center-Beaches.

     Our general and administrative expenses totaled $1,535,441 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our general and administrative expenses increased by $200,984 (or 15.1%). This increase is attributable to an increase in expenses of: (i) $81,438 for rent; (ii) $44,832 for repairs and maintenance; and (iii) $37,159 for utilities. In addition, each of our centers is subject to increases in expenses due to inflation.

     Our operating expenses for depreciation and amortization totaled $677,174 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, this was an increase of $142,105 (or 26.6 %). This increase is attributable to an increase in depreciation and amortization expenses in the amount of: (i) $41,404 at our St. Teresa Cancer Comprehensive Center; (ii) $54,720 by our mobile PET scanner; and (iii) $30,098 at our Florida Cancer Center-Beaches.

INCOME FROM OPERATIONS

     Income from operations totaled $617,174 for the three months ended March 31, 2001. As compared to the same period of the preceding year, income from operations decreased by $71,116 (or 10.3%). This decrease is attributable to losses in revenues in the amount of $300,000 resulting from a labor shortage of therapists / physicists. This labor shortage has not only resulted in the under utilization of our facilities but has also required us to utilize locum tenums at much higher labor costs, which has contributed to a decrease in profits.

     The Corpus Christi center experienced a loss of $197,052 for the quarter ended March 31, 2001. The Company is negotiating with several parties for the sale or financial restructuring of the center due to the facility's history of losses.


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


NET LOSS

     We reported a loss of $75,723 for the three months ended March 31, 2001, compared to net income of $5,618 for the three months ended March 31, 2000. The loss is attributable to the labor shortage that has caused substantial under utilization of treatment and a decrease in the number of patients receiving such treatment; and the loss experienced at the Corpus Christi center.


NET INCOME ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK

     The net loss attributable to the holders of our common stock amounted to $ 281,973 or $ (.03) per common share for the three months ended March 31, 2001. The net loss attributable to our common stock reflects an additional $206,250 charge resulting from accrued cumulative preferred stock dividends of $143,750 and cash dividends paid for the three months ended March 31, 2001 of $62,500.


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

INDEBTEDNESS

     Our long-term debt consists of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001
and 2019                                                                               $20,515,366
Notes payable to related parties, bearing interest at 6% to 9%, maturing 2006              877,698
Convertible promissory notes, bearing interest at 10%, maturing 2001                       150,000
                                                                                       -----------
Total                                                                                   21,543,064

Less: Current Maturities                                                                 7,402,001
                                                                                       -----------
                                                                                       $14,141,063
                                                                                       ===========


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

         Our investing activities utilized $194,770 of cash, for the purchase of property and equipment. Net cash generated from our financing activities amounted to $3,725,510. Net proceeds from short-term borrowing amounted to $1,185,372. Cash generated from our financing activities include: (i) $4,000,000 from the issuance of our Series E Preferred Stock; and (ii) $1,500,000 of secured debt from DVI Financial Services, Inc $1,500,000. We utilized approximately $2,960,000 of the cash generated from our financing activities for the payment of long-term debt and private placement costs.

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

                    In accordance with the terms of our Series D Preferred
              Stock, when Dr. Shyam Paryani is serving as a member of our Board of Directors the holders of our Series D Preferred Stock are entitled to elect only one member to our Board of Directors. Since Dr. Paryani currently serves as the Chairman of our Board of Directors, the holders of our Series D Preferred Stock are entitled to elect one other member to our Board of Directors and have elected Dr. John J. Wells

                    The holders of our Series E Preferred Stock have elected
              John H. Zeeman to our Board of Directors. As of March 31, 2001, the holders of our Series E Preferred Stock have not exercised their right to elect a second member to our Board of Directors.

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

----------

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


                                        ONCURE TECHNOLOGIES CORP.


Dated: July 23, 2001                    By: /s/ Jeffrey A. Goffman
                                            ------------------------------------
                                            Jeffrey A. Goffman
                                            Chief Executive Officer and Director

                                        By: /s/ Richard Baker
                                            ------------------------------------
                                            Richard Baker
                                            Chief Financial Officer