Form 10-Q
period 2001-06-30
ONCURE TECHNOLGIES CORP
filed 2001-08-20
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                       OR


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM   TO


                         COMMISSION FILE NUMBER 0-30799


                            ONCURE TECHNOLOGIES CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      FLORIDA                                              59-3191053
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

           700 YGNACIO VALLEY ROAD, SUITE 300, WALNUT CREEK, CA 94596 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 279-2273



AS OF JULY 31, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 9,329,816.



Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION...........................................................................1

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

PART II - OTHER INFORMATION.............................................................................13

     ITEM 1.  LEGAL PROCEEDINGS.........................................................................13
     ITEM 2.  CHANGES IN SECURTIES......................................................................13
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................14
     ITEM 4.  OTHER INFORMATION.........................................................................14
     ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................14

SIGNATURES..............................................................................................15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                           --------          ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]        [AS RESTATED]
                                                                                          -----------        -------------
ASSETS:
CURRENT ASSETS:
   Cash                                                                               $     1,223,420     $        50,696
   Accounts Receivable - Net                                                                5,588,225           5,100,048
   Prepaid Expenses and Other                                                                 344,309             335,086
   Deferred Income Taxes                                                                      470,765             289,505
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     7,626,719           5,775,335

PROPERTY AND EQUIPMENT - NET                                                               15,478,358          14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                                         146,316             220,611

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                                       15,975,559          15,415,295

OTHER ASSETS - NET                                                                            766,235             402,080
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $    39,993,187     $    36,658,798
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                           --------          ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]        [AS RESTATED]
                                                                                          -----------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $     1,407,668     $     2,540,706
   Accrued Liabilities                                                                      1,242,471           1,260,532
   Notes Payable to Stockholders                                                               93,467             360,000
   Lines of Credit                                                                          3,383,262           2,602,188
   Current Portion of Long-Term Debt                                                        3,267,357           4,987,316
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                                9,394,225          11,750,742

LONG-TERM DEBT                                                                             12,440,290          13,202,677

DEFERRED INCOME TAXES                                                                         625,946             580,378
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                       22,460,461          25,533,797
                                                                                      ---------------     ---------------

MINORITY INTEREST                                                                             273,913              72,529
                                                                                      ---------------     ---------------

COMMITMENTS                                                                                        --                  --
                                                                                      ---------------     ---------------

COMMON STOCK-CONTINGENT, 612,500 SHARES ISSUED AND
   OUTSTANDING                                                                               1,941,336          1,225,000
                                                                                      ----------------    ---------------

REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $7,500,000]                                                                   8,822,500           8,535,000
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 2,000 Shares Issued and Outstanding                                         6,500,000                  --

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     7,412,316 and 8,952,316 Shares Issued and Outstanding at
       December 31, 2000 and June 30, 2001, Respectively                                        8,953               7,413

   Additional Paid-in Capital                                                               5,088,028           5,904,238

   Deferred Compensation                                                                      (56,350)            (71,050)

   Accumulated Deficit                                                                     (5,045,654)         (4,548,129)
                                                                                      ----------------    ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                               6,494,977           1,292,472
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    39,993,187     $    36,658,798
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              ------------------                    ----------------
                                                   JUNE 30,                             JUNE 30,
                                                   --------                             --------
                                            2001                2000              2 0 0 1           2 0 0 0
                                            ----                ----              -------           -------
                                         [UNAUDITED]         [UNAUDITED]        [UNAUDITED]       [UNAUDITED]
                                          ----------          ---------          ---------         ---------
REVENUES:
     Net Patient Service Revenues     $     5,598,334        $ 4,768,841      $   11,231,234       $ 9,728,250
     Other Revenues                           163,050            121,245             293,515           202,473
                                      ---------------        -----------      --------------       -----------
     TOTAL REVENUES                         5,761,384          4,890,086          11,524,749         9,930,723
                                      ---------------        -----------      --------------       -----------

OPERATING EXPENSES:
     Salaries and Benefits                  1,609,929          1,413,967           3,250,025         2,787,870
     Medical Supplies and Services          1,243,921          1,033,144           2,537,274         2,141,935
     General and Administrative             1,829,564          1,332,777           3,365,004         2,667,234
      Non-Cash Stock Option Compensation       90,252                 --            (121,434)               --
     Depreciation and Amortization            698,108            551,069           1,375,283         1,086,139
                                      ---------------        -----------      --------------       -----------


     TOTAL OPERATING EXPENSES               5,471,774          4,330,957          10,406,152         8,683,177
                                      ---------------        -----------      --------------       -----------

     INCOME FROM OPERATIONS                   289,610            559,129           1,118,597         1,247,546
                                      ---------------        -----------      --------------       -----------

OTHER INCOME [EXPENSE]:
     Financing Costs                         (178,000)                --            (178,000)               --
     Interest Income                           34,595              7,683              56,029            13,905
     Interest Expense                        (596,438)          (550,962)         (1,165,196)       (1,122,878)
     Amortization of Deferred Loan
      Costs                                    (4,119)           (57,743)            (12,962)         (115,486)
     Other [Expense] - Net                         --              2,620                  --             1,458
                                      ---------------        -----------      --------------       -----------

   TOTAL OTHER [EXPENSE] - NET               (743,962)          (598,402)         (1,300,129)       (1,223,001)
                                      ---------------        -----------      --------------       -----------

     INCOME [LOSS] BEFORE
      MINORITY INTEREST AND
      INCOME TAX BENEFIT                     (454,352)           (39,273)           (181,532)           24,545

MINORITY INTEREST                            (114,680)           (82,799)           (301,185)         (190,874)

INCOME TAX BENEFIT                             85,544            166,965             135,192           216,840
                                      ---------------        -----------      --------------       -----------

     NET [LOSS] INCOME               $       (483,488)       $    44,893      $     (347,525)      $    50,511
                                      ===============        ===========      ==============       ===========

     NET [LOSS] INCOME               $       (483,488)       $    44,893      $     (347,525)      $    50,511

DEDUCT:  Preferred Stock Dividends            218,750            143,750             437,500           287,500
         Imputed Non-Cash Preferred
           Stock Dividends                         --            139,502                  --           279,004
                                      ---------------        -----------      --------------       -----------

NET [LOSS] USED IN PER COMMON
SHARE CALCULATION                     $      (702,238)       $  (238,359)     $     (785,025)      $  (515,993)
                                      ===============        ===========      ==============       ===========

BASIC AND DILUTED [LOSS] PER
COMMON SHARE                          $          (.08)       $      (.03)     $         (.09)      $      (.06)
                                      ===============        ===========      ==============       ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED             9,304,725          8,024,816           8,770,694         8,024,816
                                      ===============        ===========      ==============       ===========

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK
                                      ---------------
                                  SERIES D      SERIES E
                                  --------      ---------
                                  [1,000]        [1,000]  COMMON STOCK            ADDITIONAL                             TOTAL
                                  -------        -------  ------------            ----------                             -----
                                  SHARES]        SHARES]     NUMBER                PAID-IN    DEFERRED    ACCUMULATED  STOCKHOLDERS'
                                  -------        -------     ------                -------    --------    -----------  -------------
                                   AMOUNT        AMOUNT     OF SHARES    AMOUNT    CAPITAL   COMPENSATION   DEFICIT       EQUITY
                                   ------        ------     ---------   -------    -------   ------------   -------       ------
   BALANCE - DECEMBER 31, 1999 $       --     $       --    6,666,942   $  6,667  $1,699,857  $ (100,450) $(2,995,286)  $(1,389,212)

Acquired Equity of Shell in
   Stock Acquisition                   --             --    1,357,874      1,358    (235,710)         --           --      (234,352)
Dividends Accrued on Preferred
   Stock                               --             --           --         --    (575,000)         --           --      (575,000)
Amortization of Discount on
   Preferred Stock                     --             --           --         --    (558,007)         --           --      (558,007)
Amortization of Common Stock
   Subject to Repurchase               --             --           --         --          --          --     (276,792)     (276,792)
Common Stock Subject to
   Repurchase  - Put Option
   Waived                              --             --      790,000        790   2,369,210          --           --     2,370,000
Private Placement Promissory
   Notes Converted to Common
   Stock                               --             --      912,500        913   1,824,087          --           --     1,825,000
Amortization of Deferred
   Compensation                        --             --           --         --          --      29,400           --        29,400
Warrants Exercised                     --             --      448,575        449       4,037          --           --         4,486
Variable Stock Options Award
   Adjustment                          --             --           --         --   1,373,000          --           --     1,373,000
Net Loss                               --             --           --         --          --          --   (1,276,051)   (1,276,051)
Recapitalization Adjustment            --             --   (2,763,575)    (2,764)      2,764          --           --            --
                                ----------    -----------  ----------     ------ -----------   ----------  ----------   ------------

   BALANCE - DECEMBER 31, 2000
     [AS RESTATED]                     --             --    7,412,316      7,413   5,904,238     (71,050)  (4,548,129)    1,292,472

Preferred Stock Issued for
     Acquisition                2,500,000             --          --          --          --          --           --     2,500,000
Preferred Stock Issued for Cash        --      4,000,000          --          --          --          --           --     4,000,000
Dividends Accrued on Preferred
   Stock                               --             --          --          --    (287,500)         --           --      (287,500)
Dividends Paid on  Preferred
   Stock                               --             --          --          --          --          --     (150,000)     (150,000)
Costs Associated with Offering         --             --          --          --    (653,836)         --           --      (653,836)
Common Stock Issued for Services       --             --     355,000         355        (355)         --           --            --
Common Stock Issued for Debt           --             --     175,000         175      59,825          --           --        60,000
Exercise of Options and Warrants       --             --   1,010,000       1,010       9,090          --           --        10,100
Amortization of Deferred
   Compensation                        --             --          --          --          --      14,700           --        14,700
Variable Stock Options Award
   Adjustment                          --             --          --          --    (380,134)         --           --      (380,134)
Compensation from Issuance of
   Stock Options                       --             --          --          --     258,700          --           --       258,700
Warrants Issued Debt Holders           --             --          --          --     178,000          --           --       178,000
Net Loss                               --             --          --          --          --          --     (347,525)     (347,525)
                                ----------    -----------  ----------     ------ -----------   ----------  ----------   ------------

   BALANCE - JUNE 30, 2001
     [UNAUDITED]               $2,500,000     $4,000,000   8,952,316    $  8,953 $ 5,088,028   $ (56,350) $(5,045,654)  $ 6,494,977
                               ==========     ==========   =========    ======== ===========   =========  ===========   ===========

See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 SIX MONTHS ENDED
                                                                                                 ----------------
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]         [UNAUDITED]
                                                                                          -----------         -----------

   NET CASH - OPERATING ACTIVITIES                                                    $       552,378     $       431,089
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Investment in USCMC Partnership                                                           (393,343)                 --
   Purchases of Property and Equipment                                                       (284,770)         (2,975,722)
                                                                                      ---------------     ---------------
   NET CASH-INVESTING ACTIVITIES                                                             (678,113)         (2,975,722)

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                   4,000,000                  --
   Private Placement Offering Costs                                                          (653,836)                 --
   Dividends Paid                                                                            (150,000)                 --
   Common Stock Issued                                                                         10,100               7,530
   Proceeds from Long-Term Debt                                                             1,500,000           2,652,952
   Repayments of Long-Term Debt                                                            (3,888,879)           (545,192)
   Proceeds from Short-Term Borrowing                                                      10,765,375           8,559,431
   Payments under Short-Term Borrowing                                                    (10,284,301)         (8,221,692)
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                          1,298,459           2,453,029
                                                                                      ---------------     ---------------

   NET INCREASE [DECREASE] IN CASH                                                          1,172,724             (91,604)

CASH - BEGINNING OF PERIODS                                                                    50,696              25,332
                                                                                      ---------------     ---------------

   CASH - END OF PERIODS                                                              $     1,223,420     $       (66,272)
                                                                                      ===============     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $     1,114,000     $     1,066,000
     Income Taxes                                                                     $            --     $            --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $       940,967     $            --
     Other Assets Acquired                                                                    342,493                  --
     Property and Equipment                                                                 1,250,000                  --
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                    2,533,460                  --

     Accounts Payable                                                                          33,460                  --
     Issuance of Preferred Stock                                                            2,500,000                  --
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   Preferred Stock Issued for Acquisition                                             $     2,500,000     $            --
   Debt Converted to Equity                                                           $        60,000     $            --
   Debt Converted to Contingent Shares                                                $       716,336     $            --
   Dividends Accrued                                                                  $       287,500     $       287,500


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

The accompanying unaudited consolidated financial statements of OnCure have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to present fairly the Company's financial position as of June 30, 2001 and the actual results of operations for the periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000.


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Significant Accounting Policies followed by the Company are set forth in
Note 2 to the Company's consolidated financial statements in the December 31, 2000 Form 10-KSB.


[3] CAPITAL STOCK

At March 31, 2001, the Company had issued and outstanding 612,500 shares of common stock, with put option features. In May of 2001, the holders of 167,500 shares exercised their option to have the Company repurchase the shares at $2.00 per share plus interest at 10% from the date of the initial conversion. In June of 2001, the Board of Directors authorized the redemption of the 167,500 shares. The stock will be redeemed in the Company's third quarter. Such 167,500 shares repurchased by the Company will be retired to treasury stock. In addition, the Company entered into new agreements with several of the remaining shareholders to extend the put option feature of 445,000 shares at a put option price of $2.00 per share until December 1, 2001 and through June 1, 2002. The Company also re-priced the exercise price on 190,000 common stock warrants previously issued the convertible debt holders from $2.00 to $.01 in exchange for the holders accepting a conversion extension through June 2002. In June of 2001, the Company recorded a finance cost of $178,000 to recognize the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.

In May 2001, the Company issued 473,700 shares of our common stock to a director exercising options with an exercise price of $.01 per share. The exercise price of $4,737 was paid for in cash.

In June 2001, the Company issued 190,000 shares of common stock to holders of warrants with an exercise price of $.01 per share. Debt of $1,900 was relinquished as consideration for the exercise price.

COMMON STOCK CONTINGENT-In May 2001, we issued 358,168 shares of our common stock to a director, at a conversion price of $2.00 per share, in payment of certain promissory notes of the Company and business expenses, totaling $716,336. The holder of the common stock has the right to put the stock back to the Company, if certain conditions are not met by November 10, 2002.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2

[4] OTHER ASSETS

At June 30, 2001, the Company had total Other Assets of $766,235. Investments in software development for new Roscoe and ARIS applications of $281,298 and a loan receivable from United States Cancer Management Corporation (USCMC) of $422,122 account for the principal balance.

We have a 49% interest in the USCMC-USCC Partnership, which has an agreement with Kaiser Permanente to develop radiation therapy cancer treatment centers in Northern California to service Kaiser's members. The USCMC-USCC Partnership, together with Kaiser Permanente, has selected Rohnert Park and Fresno, California to develop new facilities. With respect to the Rohnert Park center, land has been purchased, the building is under construction and medical equipment has been ordered. This site is expected to become operational in March of 2002. The USCMC-USCC Partnership has recently purchased a site for the Fresno facility. We have agreed to fund the development of these two facilities, which we expect to cost approximately $2,000,000 per facility.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                           FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical facts constitute "forward-looking statements." Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, finance, complete and integrate acquisitions and joint venture opportunities, the ability to successfully restructure under-performing facilities, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.


RESULTS OF OPERATIONS

INTRODUCTION
------------

     The terms "Company", "we", "us" and "our" refer to OnCure Technologies Corp. and its subsidiaries, except where it is made clear that such terms mean only OnCure Technologies Corp. or an individual subsidiary.

     Prior to our reorganization with U.S. Cancer Care, Inc. (which was completed on January 17, 2001), we had limited assets and no operations or revenues. We now conduct our business principally through our wholly owned subsidiary, U.S. Cancer Care, Inc. For this reason, the following discussion reflects the results of operations of U.S. Cancer Care, Inc.

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

REVENUES
--------

     Our revenues for the three months ended June 30, 2001 totaled $5.76 million. As compared to the same period of the preceding year, our revenues increased by $871,298 (or 17.8%).

     A majority of our revenues come from one source, patient services. Our net patient service revenues for the three months ended June 30, 2001 totaled approximately $5.6 million. As compared to the three months ended June 30, 2000, this was an increase of $829,493 (or 17.4%). This increase is attributable to the realization of net patient service revenues of: (i) $266,707 at our St. Teresa Cancer Comprehensive Center, which was opened in June 2000; (ii) $348,209 from our mobile Positron Emission Tomography ("PET") scanner, which was placed in service in November 2000; and (iii) $402,800 at our Florida Cancer Center-Beaches, which was acquired in January 2001. This increase in net patient service revenue was partially offset by a decrease in net revenues at the Wells Center of $337,486.

     Our revenues for the three months ended June 30, 2001 from all other sources totaled $163,050. As compared to the three months ended June 30, 2000, our revenues from all other sources increased by $41,805 (or 34.5%). This increase is attributable to our receipt of management fees pursuant to the partnership agreement that we entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.


OPERATING EXPENSES
------------------

     Our operating expenses totaled $5,471,774 for the three months ended June 30, 2001. As compared to the same period of the preceding year, our operating expenses increased by $1,140,817 (or 26.3%).

     Our operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                                               PERCENTAGE OF OUR          PERCENTAGE OF OUR
EXPENSES                                                         2001 REVENUES             2000 REVENUES
--------
1.   Salary and Benefits                                              28%                        29%
2.   Medical Supplies and Services                                    22%                        21%
3.   General and Administrative Expense                               32%                        27%
4.   Depreciation and Amortization                                    12%                        11%

     Our expenses for salaries and benefits totaled $1,609,929 for the three months ended June 30, 2001. As compared to the three months ended June 30, 2000, our expenses for salaries and benefits increased by $195,962 (or 13.9%). This increase is attributable to an increase for salaries and benefits in the amount of: (i) $63,935 at our St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) $42,531 from our mobile PET scanner (which was put in service in November 2000); (iii) $40,816 at our Florida Cancer Center-Beaches (which was acquired in January 2001). The increase in expenses also reflects an overall increase in the cost of labor associated with the shortage of therapists and physicists.

     Our expenses for medical supplies and services totaled $1,243,921 for the three months ended June 30, 2001. As compared to the three months ended June 30, 2000, our expenses for medical supplies and services increased by $210,777 (or 20.4%). This increase is attributable to an increase in expenses for medical supplies and services in the amount of: (i) $77,613 at our St. Teresa Cancer Comprehensive Center; (ii) $152,258 from our mobile PET scanner; and (iii) $64,501 at our Florida Cancer Center-Beaches.

     Our general and administrative expenses totaled $1,829,564 for the three months ended June 30, 2001. As compared to the three months ended June 30, 2000, our general and administrative expenses increased by $496,787 (or 37.3%). This increase is attributable to an increase in expenses of: (i) $84,041 for rent;
(ii) $54,476 for repairs and maintenance; and (iii) $41,182 for utilities at our newly acquired facilities. The costs for temporary professional staff and professional fees also increased by $167,206 and $113,443, respectively.

     We recorded an expense of $90,252, for the three months ended June 30, 2001, to recognize the non-cash compensation expense relating to stock options granted to two directors at exercise prices below fair market value.

     Our operating expenses for depreciation and amortization totaled $698,104 for the three months ended June 30, 2001. As compared to the three months ended June 30, 2000, this was an increase of $147,039 (or 26.7 %). This increase is attributable to an increase in depreciation and amortization expenses in the amount of: (i) $27,355 at our St. Teresa Cancer Comprehensive Center; (ii) $54,720 from our mobile PET scanner; and (iii) $58,612 at our Florida Cancer Center-Beaches.


INCOME FROM OPERATIONS
----------------------

         Income from operations totaled $289,610 for the three months ended June 30, 2001. As compared to the same period of the preceding year, income from operations decreased by $269,519 (or 48.2%). This decrease is primarily attributable to an increase in our expenses and losses in revenues due to our inability to treat patients caused by a labor shortage of therapists and physicists and due to competitive factors at our Wells Center. This decrease in income is also attributable to the loss of $53,470 experienced by our Calallen Regional Cancer Center.


OTHER EXPENSES
--------------

     Our net other expenses totaled $743,962 for the three months ended June 30, 2001. As compared to the same period of the preceding year, our net other expenses increased by $145,560 (or 24.3%).

     The largest portion of our net other expenses is interest expense. Our interest expense for the three months ended June 30, 2001 totaled $596,438. As compared to the three months ended June 30, 2000, this represents an increase of $45,476 (or 8.3%). This increase is attributable to an increase in the cost of newly borrowed funds.

     In addition, the Company recorded a finance cost of $178,000 for the three months ended June 30, 2001. This charge recognizes the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.

NET LOSS
--------

     We reported a loss of $483,488 for the three months ended June 30, 2001, compared to net profit of $44,893 for the three months ended June 30, 2000. The loss is attributable to: (i) the decrease in net patient service revenue at the Wells Center; (ii) the labor shortage that has caused substantial under-utilization of treatment and a decrease in the number of patients receiving such treatment; (iii) increased compensation costs for permanent and temporary professional staff; (iv) the loss experienced at the Calallen Regional Cancer Center; and (v) the compensation and finance expenses related to stock options and warrants granted at exercise prices below fair market value.

NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $702,238 or $(.08) per common share for the three months ended June 30, 2001. The net loss attributable to our common stock reflects an additional $218,750 charge resulting from accrued cumulative preferred stock dividends of $143,750 and cash dividends paid for the three months ended June 30, 2001 of $75,000.



SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000
----------------------------------------------------------------------------

REVENUES
--------

     Our revenues for the six months ended June 30, 2001 totaled $11.5 million. As compared to the same period of the preceding year, our revenues increased by $1.6 million (or 16.1%).

     A majority of our revenues come from one source, patient services. Our net patient service revenues for the six months ended June 30, 2001 totaled approximately $11.2 million. As compared to the six months ended June 30, 2000, this was an increase of $1.5 million (or 15.5%). This increase is attributable to the realization of net patient service revenues of: (i) $483,204 at our St. Teresa Cancer Comprehensive Center, which was opened in June 2000; (ii) $676,199 by our mobile Positron Emission Tomography

("PET") scanner, which was placed in service in November 2000; (iii)
$599,708 at our Florida Cancer Center-Beaches, which was acquired in January 2001; and (iv) $328,027 at our Hayward Center. This increase in net patient service revenue was partially offset by a decrease in net revenue at the Wells Center of $878,320.

     Our revenues for the six months ended June 30, 2001 from all other sources totaled $293,515. As compared to the six months ended June 30, 2000, our revenues from all other sources increased by $91,402 (or 45.0%). This increase is attributable to our receipt of management fees pursuant to the partnership agreement that we entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.


OPERATING EXPENSES
------------------

     Our operating expenses totaled $10.4 million for the six months ended June 30, 2001. As compared to the same period of the preceding year, our operating expenses increased by $1.7 million (or 19.8%).

     Our operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.


                                                               PERCENTAGE OF OUR          PERCENTAGE OF OUR
EXPENSES                                                         2001 REVENUES             2000 REVENUES
--------
1.   Salary and Benefits                                              28%                        28%
2.   Medical Supplies and Services                                    22%                        22%
3.   General and Administrative Expense                               29%                        27%
4.   Depreciation and Amortization                                    12%                        11%


     Our expenses for salaries and benefits totaled $3.3 million for the six months ended June 30, 2001. As compared to the six months ended June 30, 2000, our expenses for salaries and benefits increased by $462,155 (or 16.6%). This increase is attributable to an increase in expenses for salaries and benefits in the amount of: (i) $164,436 at our St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) $77,252 from our mobile PET scanner (which was put in service in November 2000); (iii) $58,390 at our Florida Cancer Center-Beaches (which was acquired in January 2001); and (iv) $158,633 at our cancer center in Modesto. The increase in expenses also reflects an overall increase in the cost of labor associated with the shortage of therapists and physicists.

     Our expenses for medical supplies and services totaled $2.5 million for the six months ended June 30, 2001. As compared to the six months ended June 30, 2000, our expenses for medical supplies and services increased by $395,339 (or 18.5%). This increase is attributable to an increase in expenses for medical supplies and services in the amount of: (i) $170,577 at our St. Teresa Cancer Comprehensive Center; (ii) $173,233 from our mobile PET scanner; and (iii) $156,367 at our Florida Cancer Center-Beaches. The cost of medical supplies and services decreased by $187,944 at the Wells Center due to the decrease in net patient service revenue.

     Our general and administrative expenses totaled $3.4 million for the six months ended June 30, 2001. As compared to the six months ended June 30, 2000, our general and administrative expenses increased by $697,770 (or 26.2%). This increase is attributable to an increase in expenses of: (i) $165,479 for rent;
(ii) $99,308 for repairs and maintenance; and (iii) $78,341 for utilities at our newly acquired facilities. The costs for temporary professional staff and professional fees also increased by $234,900 and $203,165, respectively, over the same period as a year ago.

     We recorded a net benefit of $121,434, for the six months ended June 30, 2001, relating to stock options granted to two directors. A benefit of $380,134 was recorded to recognize the variable compensation expense for options re-priced at exercise prices below fair market value. The benefit occurred due to the decrease in the fair market value of the Company's common stock from December 31, 2000 to the time of exercising the options. An expense of $258,700 was recorded to recognize the compensation expense for options granted in January 2001 at exercise prices below fair market value.

     Our operating expenses for depreciation and amortization totaled $1.4 million for the six months ended June 30, 2001. As compared to the six months ended June 30, 2000, this was an increase of $289,144 (or 26.6 %). This increase is attributable to an increase in depreciation and amortization expenses in the amount of: (i) $68,759 at our St. Teresa Cancer Comprehensive Center; (ii) $109,440 from our mobile PET scanner; and (iii) $88,712 at our Florida Cancer Center-Beaches.


INCOME FROM OPERATIONS
----------------------

     Income from operations totaled $1,118,597 for the six months ended June 30, 2001. As compared to the same period of the preceding year, income from operations decreased by $128,949 (or 10.3%). This decrease is primarily attributable to an increase in our expenses, losses in revenues due to our inability to treat patients caused by a labor shortage of therapists and physicists, and the loss of $251,373 experienced by our Calallen Regional Cancer Center. These factors were partially offset by the benefit of $121,434 from recognizing variable compensation expenses.


OTHER EXPENSES
--------------

     Our net other expenses totaled $1,300,129 for the six months ended June 30, 2001. As compared to the same period of the preceding year, our net other expenses increased by $77,128 (or 6.3%).

     The largest portion of our net other expenses is interest expense. Our interest expense for the six months ended June 30, 2001 totaled $1,165,196. As compared to the six months ended June 30, 2000, this represents an increase of $42,318 (or 3.8%). This increase is attributable to an increase in the cost of newly borrowed funds.

     In addition, we recorded a finance cost of $178,000 for the six month ended June 30, 2001. This charge recognizes the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.

NET LOSS
--------

     We reported a loss of $347,525 for the six months ended June 30, 2001, compared to net profit of $50,511 for the six months ended June 30, 2000. The loss is attributable to: (i) the decrease in net patient service revenue at the Wells center; (ii) the labor shortage that has caused substantial under-utilization of treatment and a decrease in the number of patients receiving such treatment; (iii) increased compensation costs for permanent and temporary professional staff; and (iv) the loss experienced at the Calallen Regional Cancer Center.

NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $785,025 or $ (.09) per common share for the six months ended June 30, 2001. The net loss attributable to our common stock reflects an additional $437,500 charge resulting from accrued cumulative preferred stock dividends of $287,500 and cash dividends paid for the six months ended June 30, 2001 of $150,000.



LIQUIDITY AND CAPITAL RESOURCES

     We have instituted a plan to reduce our outstanding debt and to improve our financial condition. As a result, we have undertaken various initiatives to raise cash for investments in revenue growth and to reduce our debt obligations. Management has developed and is implementing a cost reduction program to improve the cash flows and profitability. This plan will seek to reduce operating costs by approximately $700,000 over the next twelve months.

INDEBTEDNESS
------------

     In the first six months of 2001, we reduced our term debt by $1.6 million. Our long-term debt at June 30, 2001 consisted of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001
  and 2019                                                                         $19,090,909
Notes payable to related parties, bearing interest at 9%, maturing 2006                 93,467
                                                                                   -----------

Total                                                                               19,184,376

Less: Current Maturities                                                             6,744,086
                                                                                   -----------

                                                                                   $12,440,290
                                                                                   ===========

         In addition, we have entered into an agreement with DVI Financial Services, Inc. to provide us with a revolving line of credit. The maximum amount available under this credit facility is $3,200,000, with advances limited to eighty-five percent (85%) of eligible accounts receivable. The term of this agreement is for two years from the effective date, December 31, 1998, and renewable for consecutive one year terms. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At June 30, 2001, we had approximately $2.4 million of borrowings under this credit facility.

         We also entered into a secured loan agreement with Merrill Lynch Bank USA. The maximum amount available under this credit facility is $1,035,000, which expires March 20, 2006. Borrowings under this line of credit bear interest at a rate which is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs and to fund the development of new centers. At June 30, 2001, we had approximately $1,025,000 of borrowings under this credit facility.

         During the quarter ended June 30, 2001, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services and Merrill Lynch Bank USA.


CASH AND CASH EQUIVALENTS
-------------------------

         As of June 30, 2001, we had: (i) cash and cash equivalents of approximately $1,223,420 (an increase of $ 1,289,692 from June 30, 2000); and
(ii) a working capital deficit of approximately $2.1 million (a decrease of approximately $500,000 from June 30, 2000). Of the current liabilities at June 30, 2001, lines of credit totaling approximately $3.4 million require only monthly interest payments.

         Net cash provided by our operations totaled $552,378. Our net cash utilized consists of: (i) our net loss of $347,525 and (ii) our non-cash and operating asset and liability adjustments of $899,903.

         During the first six months of 2001, our investing activities utilized $284,770 of cash, for the purchase of property and equipment. In addition, we invested $393,343 in our partnership with United States Cancer Management Corporation to build cancer treatment centers in a venture with Kaiser Permanente. Net cash generated from our financing activities amounted to $1,296,559. Net proceeds from short-term borrowing amounted to $481,074. Cash generated from our financing activities include: (i) $4,000,000 from the issuance of our Series E Preferred Stock; and (ii) $1,500,000 of secured debt from DVI Financial Services, Inc. We utilized approximately $4,620,000 of the cash generated from our financing activities for the payment of long-term debt and private placement costs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not involved in any pending legal proceedings, which in the opinion of our management may have a material adverse effect on our operations or financial condition.


ITEM 2.  CHANGES IN SECURTIES.


RECENT SALES OF UNREGISTERED SECURITIES


         In May 2001, we issued 358,168 shares of our common stock to Dr. John
J. Fuery in accordance with the terms of a settlement agreement. Pursuant to the terms of this agreement, debt in the amount of $716,336 (representing principal, interest, expenses, rents and other amounts due to Dr. Fuery) converted into shares of our common stock, at a conversion price of $2.00 per share. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In June 2001, we issued 80,000 shares of our common stock to Akiva Merchant Group, Inc. in accordance with the terms of an agreement between Akiva and us. Pursuant to the terms of this agreement: (i) we agreed to reduce the exercise price of a warrant to purchase 80,000 shares of our common stock from $2.00 per share to $.01 per share; (ii) we agreed to purchase 30,000 of Akiva's shares of our common stock at $2.00 per share; (iii) Akiva agreed not to exercise its right to require us to purchase 170,000 of its shares of our common stock, at a purchase price of $2.00 per share, until December 1, 2001 (with such right ending on June 1, 2001); and (iv) debt in the amount of $800 (representing interest due to Akiva) was relinquished as consideration for the exercise price of the aforesaid warrant. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In June 2001, we issued 60,000 shares of our common stock to CRC Partners, LTD. in accordance with the terms of an agreement between CRC and us. Pursuant to the terms of this agreement: (i) we agreed to reduce the exercise price of a warrant to purchase 60,000 shares of our common stock from $2.00 per share to $.01 per share; (ii) CRC agreed not to exercise its right to require us to purchase 150,000 of its shares of our common stock, at a purchase price of $2.00 per share, until December 1, 2001 (with such right ending on June 1, 2001); and (iii) debt in the amount of $600 (representing interest due to CRC) was relinquished as consideration for the exercise price of the aforesaid warrant. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.


         In June 2001, we issued 50,000 shares of our common stock to Howard Kaufman in accordance with the terms of an agreement between Mr. Kaufman and us. Pursuant to the terms of this agreement: (i) we agreed to reduce the exercise price of a warrant to purchase 50,000 shares of our common stock from $2.00 per share to $.01 per share; (ii) Mr. Kaufman agreed not to exercise his right to require us to purchase 125,000 of his shares of our common stock, at a purchase price of $2.00 per share, until December 1, 2001 (with such right ending on June 1, 2001); and (iii) debt in the amount of $500 (representing interest due to Mr. Kaufman) was relinquished as consideration for the exercise price of the aforesaid warrant. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the six months ended June 30, 2001, we were not in material default on any: (i) indebtedness exceeding five percent (5%) of our assets; or
(ii) dividends payable on our Series B, C, D and E Preferred Stock.


ITEM 4.  OTHER INFORMATION.

         We have nothing further to report for the quarter ended June 30, 2001.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

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




10.12   Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc.,
        Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC
        Partnership. *
10.13   Shareholders' Agreement (7)
10.14   Addendum to the Partnership Agreement of USCMC-USCC, dated as of April 2001, by and between U.S. Cancer Care and U.S. Cancer
        Management Corp. (9)
--------------------------------------


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

*To be filed.

(b)      Current Reports on Form 8-K:

         No reports filed in the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ONCURE TECHNOLOGIES CORP.


Dated: August 17, 2001           By:      /s/ Jeffrey A. Goffman
                                          ----------------------
                                          Jeffrey A. Goffman
                                          Chief Executive Officer and Director

                                          /s/ Rick Baker
                                          ----------------------
                                          Rick Baker
                                          Chief Financial Officer