Form 10QSB/A
period 2001-03-31
ONCURE TECHNOLGIES CORP
filed 2001-08-22
CIK 1039646

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
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

           700 YGNACIO VALLEY ROAD, SUITE 300, WALNUT CREEK, CA 94596 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 279-2273



AS OF MAY 15, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 9,732,984.



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

     ITEM 1.  FINANCIAL STATEMENTS.......................................................................1
     CONSOLIDATED BALANCE SHEETS.........................................................................1
     CONSOLIDATED STATEMENTS OF OPERATIONS...............................................................3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................................................4
     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................................5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................6
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................9
     OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS.............................................14

PART II - OTHER INFORMATION.............................................................................14

     ITEM 1.  LEGAL PROCEEDINGS.........................................................................14
     ITEM 2.  CHANGES IN SECURTIES......................................................................15
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................16
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................16
     ITEM 5.  OTHER INFORMATION.........................................................................17
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................17

SIGNATURES..............................................................................................18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                           ---------         ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                         [AS RESTATED]       [AS RESTATED]
                                                                                          -----------         -----------
                                                                                          [UNAUDITED]
                                                                                           ---------

ASSETS:
CURRENT ASSETS:
   Cash                                                                               $     3,146,796     $        50,696
   Accounts Receivable - Net                                                                5,656,226           5,100,048
   Prepaid Expenses and Other                                                                 345,907             335,086
   Deferred Income Taxes                                                                      359,653             289,505
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                     9,508,582           5,775,335

PROPERTY AND EQUIPMENT - NET                                                               15,848,197          14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                                         346,610             409,716

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                                       16,206,842          15,415,295

OTHER ASSETS - NET                                                                            153,744             212,975
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $    42,063,975     $    36,658,798
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                           ---------         ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                         [AS RESTATED]       [AS RESTATED]
                                                                                          -----------         -----------
                                                                                          [UNAUDITED]
                                                                                           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $     1,802,366     $     2,540,706
   Accrued Liabilities                                                                      1,140,208           1,260,532
   Notes Payable to Stockholders                                                              300,000             360,000
   Lines of Credit                                                                          3,787,560           2,602,188
   Current Portion of Long-Term Debt                                                        3,314,441           4,987,316
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                               10,344,575          11,750,742

LONG-TERM DEBT                                                                             14,141,063          13,202,677

DEFERRED INCOME TAXES                                                                         600,378             580,378
                                                                                      ---------------     ---------------
   TOTAL LIABILITIES                                                                       25,086,016          25,533,797
                                                                                      ---------------     ---------------
MINORITY INTEREST                                                                             159,233              72,529
                                                                                      ---------------     ---------------

COMMITMENTS                                                                                        --                  --
                                                                                      ---------------     ---------------

COMMON STOCK-CONTINGENT, 612,500 SHARES ISSUED AND
   OUTSTANDING                                                                              1,225,000           1,225,000
                                                                                      ---------------     ---------------
REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $7,500,000]                                                                   8,678,750           8,535,000
                                                                                      ---------------     ---------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 2,000 Shares Issued and Outstanding                                         6,500,000                 --

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     7,412,316 and 8,288,616 Shares Issued and Outstanding at
       December 31, 2000 and March 31, 2001, Respectively                                       8,289               7,413

   Additional Paid-in Capital                                                               4,957,553           5,904,238

   Deferred Compensation                                                                      (63,700)            (71,050)
   Accumulated Deficit                                                                     (4,487,166)         (4,548,129)
                                                                                      ---------------     ---------------
   TOTAL STOCKHOLDERS' EQUITY                                                               6,914,976           1,292,472
                                                                                      ---------------     ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    42,063,975     $    36,658,798
                                                                                      ================    ===============




See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                         [AS RESTATED]        [UNAUDITED]
                                                                                          -----------          ---------
                                                                                          [UNAUDITED]
                                                                                           ---------

REVENUES:
   Net Patient Service Revenues                                                         $     5,632,901    $    4,959,409
   Other Revenues                                                                               130,465            81,228
                                                                                        ---------------    --------------

   TOTAL REVENUES                                                                             5,763,366         5,040,637
                                                                                        ---------------    --------------

OPERATING EXPENSES:
   Salaries and Benefits                                                                      1,640,096         1,373,903
   Medical Supplies and Services                                                              1,293,354         1,108,791
   General and Administrative                                                                 1,535,441         1,334,457
   Non-Cash Stock Option Compensation                                                          (211,686)               --
   Depreciation and Amortization                                                                677,174           535,069
                                                                                        ---------------    --------------
   TOTAL OPERATING EXPENSES                                                                   4,934,379         4,352,220
                                                                                        ---------------    --------------
   INCOME FROM OPERATIONS                                                                       828,987           688,417
                                                                                        ---------------    --------------
OTHER INCOME [EXPENSE]:
   Interest Income                                                                               21,434             6,222
   Interest Expense                                                                            (568,757)         (571,916)
   Amortization of Deferred Loan Costs                                                           (8,844)          (57,743)
   Other [Expense] - Net                                                                             --            (1,162)
                                                                                        ---------------    --------------
   TOTAL OTHER [EXPENSE] - NET                                                                 (556,167)         (624,599)
                                                                                        ---------------    --------------
   INCOME BEFORE MINORITY INTEREST AND
     INCOME TAX BENEFIT                                                                         272,820            63,818

MINORITY INTEREST                                                                              (186,505)         (108,075)

INCOME TAX BENEFIT                                                                               49,648            49,875
                                                                                        ---------------    --------------
   NET INCOME                                                                           $       135,963    $        5,618
                                                                                        ===============    ==============

   NET INCOME                                                                           $       135,963    $        5,618

DEDUCT:      Preferred Stock Dividends                                                          206,250           143,750
             Imputed Non-Cash Preferred Stock Dividends                                              --           139,502
                                                                                        ---------------    --------------

   NET [LOSS] USED IN PER COMMON SHARE CALCULATION                                      $       (70,287)    $    (277,634)
                                                                                        ===============     ==============
BASIC AND DILUTED [LOSS] PER COMMON SHARE                                               $          (.01)    $         (.03)
(.03)                                                                                   ===============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                                8,352,097         8,024,816
                                                                                        ===============    ==============

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         PREFERRED STOCK
                                                         ---------------
                                                      SERIES D      SERIES E
                                                      --------      --------
                                                      [1,000]       [1,000]  COMMON STOCK              ADDITIONAL
                                                      -------       -------  ------------              ----------
                                                      SHARES]       SHARES]     NUMBER                   PAID-IN
                                                      -------       -------     ------                   -------
                                                      AMOUNT        AMOUNT     OF SHARES    AMOUNT       CAPITAL
                                                      ------        ------     ---------    ------       -------

   BALANCE - DECEMBER 31, 1999                      $        --  $        --    6,666,942 $    6,667   $ 1,699,857

Acquired Equity of Shell in
   Stock Acquisition                                         --           --    1,357,874      1,358      (235,710)
Dividends Accrued on Preferred
   Stock                                                     --           --           --         --      (575,000)
Amortization of Discount on
   Preferred Stock                                           --           --           --         --      (558,007)
Amortization of Common Stock
   Subject to Repurchase                                     --           --           --         --            --
Common Stock Subject to
   Repurchase  - Put Option Waived                           --           --      790,000        790     2,369,210
Private Placement Promissory Notes
   Converted to Common Stock                                 --           --      912,500        913     1,824,087
Amortization of Deferred
   Compensation                                              --           --           --         --            --
Warrants Exercised                                           --           --      448,575        449         4,037
Variable Stock Options Award Adjustment                      --           --           --         --     1,373,000
Net Loss                                                     --           --           --         --            --
Recapitalization Adjustment                                  --           --   (2,763,575)    (2,764)        2,764
                                                    -----------  -----------  ----------- -----------  -----------
   BALANCE - DECEMBER 31, 2000 [AS RESTATED]                 --           --    7,412,316      7,413     5,904,238

Preferred Stock Issued for Acquisition                2,500,000           --           --         --            --
Preferred Stock Issued for Cash                              --    4,000,000           --         --            --
Dividends Accrued on Preferred
   Stock                                                     --           --           --         --      (143,750)
Dividends Paid on  Preferred Stock                           --           --           --         --            --
Costs Associated with Offering                               --           --           --         --      (653,836)
Common Stock Issued for Services                             --           --      355,000        355          (355)
Common Stock Issued for Debt                                 --           --      175,000        175        59,825
Exercise of Options and Warrants                             --           --      346,300        346         3,117
Amortization of Deferred
   Compensation                                              --           --           --         --            --
Variable Stock Options Award Adjustment                      --           --           --         --      (470,386)
Compensation from Issuance of Stock Options                  --           --           --         --       258,700
Net Income                                                   --           --           --         --            --
                                                    -----------  -----------  ----------- -----------  -----------
   BALANCE - MARCH 31, 2001 [AS RESTATED]           $ 2,500,000  $ 4,000,000    8,288,616 $    8,289  $  4,957,553
     [UNAUDITED]                                    ===========  ===========   ========== =========== ============





                                                                                               TOTAL
                                                                                               -----
                                                               DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                                               --------      -----------   -------------
                                                             COMPENSATION      DEFICIT        EQUITY
                                                             ------------      -------        ------

   BALANCE - DECEMBER 31, 1999                            $   (100,450)    $(2,995,286)     $ (1,389,212)

Acquired Equity of Shell in
   Stock Acquisition                                                --              --          (234,352)
Dividends Accrued on Preferred
   Stock                                                            --              --          (575,000)
Amortization of Discount on
   Preferred Stock                                                  --              --          (558,007)
Amortization of Common Stock
   Subject to Repurchase                                            --        (276,792)         (276,792)
Common Stock Subject to
   Repurchase  - Put Option Waived                                  --              --         2,370,000
Private Placement Promissory Notes
   Converted to Common Stock                                        --              --         1,825,000
Amortization of Deferred
   Compensation                                                 29,400              --            29,400
Warrants Exercised                                                  --              --             4,486
Variable Stock Options Award Adjustment                             --              --         1,373,000
Net Loss                                                            --      (1,276,051)       (1,276,051)
Recapitalization Adjustment                                         --              --                --
                                                          ------------     -----------      -------------
   BALANCE - DECEMBER 31, 2000 [AS RESTATED]                   (71,050)     (4,548,129)        1,292,472

Preferred Stock Issued for Acquisition                              --              --         2,500,000
Preferred Stock Issued for Cash                                     --              --         4,000,000
Dividends Accrued on Preferred
   Stock                                                            --              --          (143,750)
Dividends Paid on  Preferred Stock                                  --         (75,000)          (75,000)
Costs Associated with Offering                                      --              --          (653,836)
Common Stock Issued for Services                                    --              --                --
Common Stock Issued for Debt                                        --              --            60,000
Exercise of Options and Warrants                                    --              --             3,463
Amortization of Deferred
   Compensation                                                  7,350              --             7,350
Variable Stock Options Award Adjustment                             --              --          (470,386)
Compensation from Issuance of Stock Options                         --              --           258,700
Net Income                                                          --         135,963           135,963
                                                           -----------    -------------      ------------
   BALANCE - MARCH 31, 2001 [AS RESTATED]                  $   (63,700)   $ (4,487,166)      $  6,914,976
     [UNAUDITED]                                           ===========    =============      ============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [RESTATED]          [UNAUDITED]
                                                                                           --------            ---------
                                                                                          [UNAUDITED]
                                                                                           ---------

   NET CASH - OPERATING ACTIVITIES                                                    $      (434,640)    $       225,529
                                                                                      ---------------     ---------------
INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                       (194,770)           (286,070)
                                                                                      ---------------     ---------------
FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                   4,000,000                  --
   Private Placement Offering Costs                                                          (653,836)                 --
   Dividends Paid                                                                             (75,000)                 --
   Common Stock Issued                                                                          3,463                  --
   Proceeds from Long-Term Debt                                                             1,500,000             295,161
   Repayments of Long-Term Debt                                                            (2,234,489)                 --
   Proceeds from Short-Term Borrowing                                                       5,569,978           4,362,692
   Payments under Short-Term Borrowing                                                     (4,384,606)         (4,158,405)
                                                                                      ---------------     ---------------
   NET CASH - FINANCING ACTIVITIES                                                          3,725,510             499,448
                                                                                      ---------------     ---------------
   NET INCREASE IN CASH                                                                     3,096,100             438,907

CASH - BEGINNING OF YEARS                                                                      50,696              25,332
                                                                                      ---------------     ---------------
   CASH - END OF YEARS                                                                $     3,146,796     $       464,239
                                                                                      ===============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $       550,000     $       530,000
     Income Taxes                                                                     $            --     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $       940,967     $            --
     Other Assets Acquired                                                                    342,493                  --
     Property and Equipment                                                                 1,250,000                  --
                                                                                      ---------------     ---------------
     Total Assets Acquired - Net of Cash                                                    2,533,460                  --

     Accounts Payable                                                                          33,460                  --
     Issuance of Preferred Stock                                                            2,500,000                  --
                                                                                      ---------------     ---------------
     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============
   Preferred Stock Issued for Acquisition                                             $     2,500,000     $            --
   Debt Converted to Equity                                                           $        60,000     $            --
   Dividends Accrued                                                                  $       143,750     $       234,352


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

The Company issued options to purchase 130,000 shares of common stock, at an exercise price equal to $.01 per share, to two directors as compensation for services performed. We recorded an expense of $258,700 to recognized the compensation expense for the options granted at an exercise price below fair market value.

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

We issued 1,000 shares of our Series D Preferred Stock to Florida Cancer Center
- Beaches, P.A., in connection with the acquisition of our fifth outpatient facility in Jacksonville, Florida. The Series D Preferred Stock has an aggregate liquidation preference of $2.5 million (i.e., $ 2,500 per share). Our Series D Preferred Stock accrues dividends at an annual rate of 12% of the liquidation preference and increases to an annual rate of 20% of the liquidation preference in January 2004 if the Series D Preferred Stock is outstanding at such time. We are in the process of amending the terms of our Series D Preferred Stock to delete the accelerating dividend provision (i.e., the provision that increases the annual rate to 20%). The holders of our Series D Preferred Stock are entitled to receive such dividends, if, as, and when declared by our Board of Directors out of funds legally available for such purposes. If, for any dividend accrual period, cash dividends are not declared and paid or set aside for payment, the amount of accrued

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


but unpaid dividends shall accumulate and shall be added to the dividends payable for subsequent dividend accrual periods. The holders of our Series D Preferred Stock are entitled, at any time, to convert their Series D Preferred Stock into common stock at a conversion price of $1.30 per share, subject to adjustment.
We may redeem the Series D Preferred Stock, at any time, at a conversion price equal to $2,500 per share, plus all accrued but unpaid dividends. The Series D Preferred Stock shall also be redeemable in full at the applicable redemption price, upon the closing of an underwritten public offering of our common stock which yields proceeds of not less than $15 million.

We issued 1,000 shares of our Series E Preferred Stock ( 250 shares to each of Mercurius Beleggingsmaatschappij BV and Participatie Maatschappij Avanti Limburg BV and 500 shares to Alpine Venture Capital Partners, LP.) in exchange for $4 million. Our Series E Preferred Stock has an aggregate liquidation preference of $4.0 million (i.e., $ 4,000 per share). The right of the holders of our Series E Preferred Stock to receive dividends is junior to the rights of the holders of our Series B, C and D Preferred Stock. The holders of our Series E Preferred Stock are entitled at any time to convert their Series E Preferred Stock into common stock at a price of $1.30 per share, subject to adjustment. We may redeem the Series E Preferred Stock at any time at a conversion price equal to $4,000 per share, plus all accrued but unpaid dividends. The Series E Preferred Stock shall also be redeemable in full at the applicable redemption price, upon the closing of an underwritten public offering of our common stock which yields proceeds of not less than $15.0 million. The holders of our Series E Preferred Stock are entitled to full voting rights as if their Series E Preferred Stock had converted into our common stock at $1.30 per share. The holders of our Series E Preferred Stock shall also vote as a separate class on all matters adversely affecting the Series E Preferred Stock.

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


RECENT DEVELOPMENTS

     In January 2001, we completed the final stage of our reorganization with U.S. Cancer Care, Inc. ("U.S. Cancer Care"). The key components of our reorganization with U.S. Cancer Care are as follows:

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

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------
2000
----

REVENUES
--------

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


OPERATING EXPENSES
------------------

     Our operating expenses totaled $4,675,679 for the three months ended March 31, 2001. As compared to the same period of the preceding year, our operating expenses increased by $323,459 (or 7.4%).

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


     Our expenses for salaries and benefits totaled $1,640,096 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for salaries and benefits increased by $266,193 (or 19.4%). This increase is attributable to an increase in expenses for salaries and benefits in the amount of: (i) $100,501 at our St. Teresa Cancer Comprehensive Center (which was opened in June 2000); (ii) $34,721 from our mobile PET scanner (which was placed in service in November 2000); (iii) $17,574 at our Florida Cancer Center-Beaches (which was acquired in January 2001); and (iv) $83,151 at our cancer center in Modesto. The increase in expenses also reflects: (i) an overall increase in the cost of labor associated with the shortage of therapists; and (ii) higher temporary staff costs.

     Our expenses for medical supplies and services totaled $1,293,354 for the three months ended March 31, 2001. As compared to the three months ended March 31, 2000, our expenses for medical supplies and services increased by $184,563 (or 16.6%). This increase is attributable to an increase in expenses for medical supplies and services in the amount of: (i) $92,964 at our St. Teresa Cancer Comprehensive Center; (ii) $20,975 from our mobile PET scanner; and (iii) $91,866 at our Florida Cancer Center-Beaches.

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

     We recorded a net benefit of $211,686, for the six months ended June 30, 2001, relating to stock options granted to two directors. A benefit of $470,386 was recorded to recognize the variable compensation expense for options re-priced at exercise prices below fair market value. The benefit occurred due to the decrease in the fair market value of the Company's common stock from December 31, 2000 to March 31, 2001. An expense of $258,700 was recorded to recognize the compensation expense for options granted in January 2001 at exercise prices below fair market value.

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

INCOME FROM OPERATIONS
----------------------

     Income from operations totaled $828,987 for the three months ended March 31, 2001. As compared to the same period of the preceding year, income from operations increased by $140,570 (or 20.4%). This increase is primarily attributable to the net benefit of $211,686 from recognizing variable compensation expenses relating to stock options granted below fair market value. Factors offsetting this benefit include losses in revenues resulting from a labor shortage of therapists / physicists. This labor shortage has not only resulted in the under utilization of our facilities but has also required us to utilize locum tenums at much higher labor costs, which has contributed to a decrease in profits.

     The Calallen Regional Cancer Center experienced a loss of $197,052 for the quarter ended March 31, 2001. The Company is negotiating with certain parties for the financial restructuring of the center due to the facility's history of losses.

OTHER EXPENSES
--------------

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

NET INCOME
----------

     We reported net income of $135,963 for the three months ended March 31, 2001, compared to net income of $5,618 for the three months ended March 31, 2000. The income is primarily attributable to the net benefit of $211,686 from recognizing variable compensation expenses relating to stock options granted below fair market value.


NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $70,287 or $.01 per common share for the three months ended March 31, 2001. The net loss attributable to our common stock reflects an additional $206,250 charge resulting from accrued cumulative preferred stock dividends of $143,750 and cash dividends paid for the three months ended March 31, 2001 of $62,500.



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


INDEBTEDNESS
------------

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


CASH AND CASH EQUIVALENTS
-------------------------

         As of March 31, 2001, we had: (i) cash and cash equivalents of approximately $3,146,796 (an increase of $ 3,096,100 from March 31, 2000); and
(ii) a working capital deficit of approximately $0.8 million (a decrease of approximately $5.3 million from March 31, 2000).

         Net cash utilized by our operations totaled $434,640. Our net cash utilized consists of: (i) our net income of $135,963, and (ii) our non-cash and operating asset and liability adjustments of $570,603.

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

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS.
-----------------------------------------------------------

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

WE ARE SUBJECT TO HEALTH CARE REGULATIONS.
------------------------------------------

         Recent statutory changes affecting the Medicare and Medicaid programs, including provisions enacted as part of the Balanced Budget Act of 1997 that are intended to reduce overall Medicare and Medicaid expenditures and that permit states greater flexibility in the administration of their Medicaid programs, may affect our anticipated performance.


REDUCTIONS IN THIRD PARTY REIMBURSEMENT MAY ADVERSELY AFFECT OUR NET REVENUES
-----------------------------------------------------------------------------
AND NET INCOME.
---------------


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

         In January 2001, we granted Mitchell Hymowitz an option to purchase 200,000 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed for and expensed to Worldwide Equipment, Inc. and prior to the reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

2.0 Agreement and Plan of Reorganization, dated as of December 5, 2000, by and between Worldwide Equipment Corp. and U.S. Cancer Care. (1)
3.1      Articles of Incorporation of the Registrant dated June 14, 1993. (2)
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant dated April 21, 1997. (7)
3.3 Certificate of Amendment to the Articles of Incorporation of the Registrant dated August 11, 1997. (7)
3.4 Articles of Amendment to the Articles of Incorporation of the Registrant dated December 15, 1997. (2)
3.5 Articles of Amendment to the Articles of Incorporation of the Registrant dated September 15, 1999. (2)
3.6 Articles of Amendment to the Articles of Incorporation of the Registrant dated November 13,
         2000, effecting a reverse stock split. (3)
3.7      By-laws of the Registrant. (4)
3.8 Articles of Amendment to the Articles of Incorporation of the Registrant dated March 19, 2001.(6)
3.9 Articles of Amendment to the Articles of Incorporation of the Registrant dated January 18, 2001. (8)
10.1     Employment Agreement, dated as of May 22, 1998, by and between
         Jeffrey A. Goffman and U.S. Cancer Care. (7)
10.2     Amendment to Employment Agreement, dated as of September 13, 2000, by and between Jeffrey A. Goffman and U.S. Cancer Care.(7)
10.3     Employment Agreement, dated as of May 22, 1998, by and between
         Randy C. Sklar and U.S. Cancer   Care. (7)
10.4 Amendment to Employment Agreement, dated as of January 1, 2000, by and between Randy C. Sklar and U.S. Cancer Care. (7)
10.5 Employment Agreement, dated as of May 22, 1998, by and between Richard Padelford and U.S. Cancer Care. (7)
10.6 Amendment to Employment Agreement, dated as of August 22, 2000, by and between Richard Padelford and U.S. Cancer Care. (7)
10.7.    Employment Agreement, dated as of May 22, 1998, by and between
         Douglas A. McBride and U.S. Cancer Care. (7)
10.8. Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and U.S. Cancer Care. (7)
10.9 Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S. Cancer Management Corp. (7)
10.10 Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and U.S. Cancer Care. (7)
10.11 Professional Services Agreement, dated as of August 1, 1999, by and between The Permanente Medical Group, Inc., Radiation
         Oncology Medical Group and USCC Health Care Management Corporation.  *
10.12 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership. *
10.13    Shareholders' Agreement (7)
10.14    Addendum to the Partnership Agreement of USCMC-USCC, dated as of
         April 2001, by and between U.S. Cancer Care and U.S. Cancer Management Corp.
---------------------------------------


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


                                 ONCURE TECHNOLOGIES CORP.


Dated: August 21, 2001           By:      /s/ Jeffrey A. Goffman
                                          ----------------------
                                          Jeffrey A. Goffman
                                          Chief Executive Officer and Director

                                          /s/ Richard Baker
                                          -----------------
                                          Richard Baker
                                          Chief Financial Officer