Form 10QSB/A
period 2001-06-30
ONCURE TECHNOLGIES CORP
filed 2001-08-29
CIK 1039646

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



AS OF JULY 31, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 9,755,484.



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
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                           --------          ------------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]        [AS RESTATED]

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $     1,407,668     $     2,540,706
   Accrued Liabilities                                                                      1,242,471           1,260,532
   Notes Payable to Stockholders                                                               93,467             360,000
   Lines of Credit                                                                          3,383,262           2,602,188
   Current Portion of Long-Term Debt                                                        3,267,357           4,987,316
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                                9,394,225          11,750,742

LONG-TERM DEBT                                                                             12,440,290          13,202,677

DEFERRED INCOME TAXES                                                                         625,946             580,378
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                       22,460,461          25,533,797
                                                                                      ---------------     ---------------

MINORITY INTEREST                                                                             273,913              72,529
                                                                                      ---------------     ---------------

COMMITMENTS                                                                                        --                  --
                                                                                      ---------------     ---------------

COMMON STOCK-CONTINGENT, 612,500 AND 970,668 SHARES ISSUED
   AND OUTSTANDING AT DECEMBER 31, 2000 AND JUNE 30, 2001,
   RESPECTIVELY                                                                              1,941,336          1,225,000
                                                                                      ----------------    ---------------

REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $7,500,000]                                                                   8,822,500           8,535,000
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 2,000 Shares Issued and Outstanding                                         6,500,000                 --

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     7,412,316 and 8,952,316 Shares Issued and Outstanding at
     December 31, 2000 and June 30, 2001, Respectively                                          8,953               7,413

   Additional Paid-in Capital                                                               5,088,028           5,904,238

   Deferred Compensation                                                                      (56,350)            (71,050)

   Accumulated Deficit                                                                     (5,045,654)         (4,548,129)
                                                                                      ----------------    ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                               6,494,977           1,292,472
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    39,993,187     $    36,658,798
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                          --------                           --------
                                                   2001              2000            2 0 0 1         2 0 0 0
                                                   ----              ----            -------         -------
                                                [UNAUDITED]       [UNAUDITED]      [UNAUDITED]     [UNAUDITED]
                                                 ----------        ---------        ---------       ---------

REVENUES:
     Net Patient Service Revenues               $ 5,598,334      $ 4,768,841       $ 11,231,234    $ 9,728,250
     Other Revenues                                 163,050          121,245            293,515        202,473
                                                -----------      -----------       ------------    -----------

     TOTAL REVENUES                               5,761,384        4,890,086         11,524,749      9,930,723
                                                -----------      -----------       ------------    -----------

OPERATING EXPENSES:
     Salaries and Benefits                        1,609,929        1,413,967          3,250,025      2,787,870
     Medical Supplies and Services                1,243,921        1,033,144          2,537,274      2,141,935
     General and Administrative                   1,829,564        1,332,777          3,365,004      2,667,234
     Non-Cash Stock Option Compensation              90,252              _--           (121,434)            --
     Depreciation and Amortization                  698,108          551,069          1,375,283      1,086,139
                                                -----------      -----------       ------------    -----------

     TOTAL OPERATING EXPENSES                     5,471,774        4,330,957         10,406,152      8,683,177
                                                -----------      -----------       ------------    -----------

     INCOME FROM OPERATIONS                         289,610          559,129          1,118,597      1,247,546
                                                -----------      -----------       ------------    -----------

OTHER INCOME [EXPENSE]:
     Financing Costs                               (178,000)              --           (178,000)            --
     Interest Income                                 34,595            7,683             56,029         13,905
     Interest Expense                              (596,438)        (550,962)        (1,165,196)    (1,122,878)
     Amortization of Deferred Loan Costs             (4,119)         (57,743)           (12,962)      (115,486)
     Other [Expense] - Net                               --            2,620                 --          1,458
                                                -----------      -----------       ------------    -----------
     TOTAL OTHER [EXPENSE] - NET                   (743,962)        (598,402)        (1,300,129)    (1,223,001)
                                                -----------      -----------       ------------    -----------

     INCOME [LOSS] BEFORE MINORITY
       INTEREST AND INCOME TAX BENEFIT             (454,352)         (39,273)          (181,532)        24,545

MINORITY INTEREST                                  (114,680)         (82,799)          (301,185)      (190,874)

INCOME TAX BENEFIT                                    85,544         166,965            135,192        216,840
                                                -----------      -----------       ------------    -----------

     NET [LOSS] INCOME                           $ (483,488)     $    44,893       $   (347,525)   $    50,511
                                                ===========      ===========       ============    ===========

     NET [LOSS] INCOME                           $ (483,488)     $    44,893       $   (347,525)   $    50,511

DEDUCT: Preferred Stock Dividends                   218,750          143,750            437,500        287,500
     Imputed Non-Cash Preferred
        Stock Dividends                                  --          139,502                 --        279,004
                                                -----------      -----------       ------------    -----------

NET [LOSS] USED IN PER COMMON
SHARE CALCULATION                                $ (702,238)     $  (238,359)      $   (785,025)   $  (515,993)
                                                ===========      ===========       ============    ===========


BASIC AND DILUTED [LOSS] PER
COMMON SHARE                                     $     (.08)     $      (.03)      $       (.09)   $      (.06)
                                                ===========      ===========       ============    ===========


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   9,304,725        8,024,816          8,770,694       8,024,816
                                                ===========      ===========       ============    ============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   PREFERRED STOCK
                                                                   ---------------
                                                               SERIES D      SERIES E
                                                                [1,000]       [1,000]  COMMON STOCK              ADDITIONAL
                                                                -------       -------  ------------              ----------
                                                                SHARES]       SHARES]     NUMBER                   PAID-IN
                                                                -------       -------     ------                   -------
                                                                AMOUNT        AMOUNT     OF SHARES    AMOUNT       CAPITAL
                                                                ------        ------     ---------    ------       -------

   BALANCE - DECEMBER 31, 1999                                $        --  $        --    6,666,942 $     6,667   $  1,699,857

Acquired Equity of Shell in
   Stock Acquisition                                                   --           --    1,357,874       1,358       (235,710)
Dividends Accrued on Preferred
   Stock                                                               --           --           --         --        (575,000)
Amortization of Discount on
   Preferred Stock                                                     --           --           --         --        (558,007)
Amortization of Common Stock
   Subject to Repurchase                                               --           --           --         --              --
Common Stock Subject to
   Repurchase  - Put Option Waived                                     --           --      790,000        790       2,369,210
Private Placement Promissory Notes
   Converted to Common Stock                                           --           --      912,500        913       1,824,087
Amortization of Deferred
   Compensation                                                        --           --           --         --              --
Warrants Exercised                                                     --           --      448,575        449           4,037
Variable Stock Options Award Adjustment                                --           --           --         --       1,373,000
Net Loss                                                               --           --           --         --              --
Recapitalization Adjustment                                            --           --   (2,763,575)    (2,764)          2,764
                                                              -----------  -----------   -----------    -------   ------------

   BALANCE - DECEMBER 31, 2000 [AS RESTATED]                           --           --    7,412,316      7,413       5,904,238


Preferred Stock Issued for Acquisition                          2,500,000           --           --         --              --
Preferred Stock Issued for Cash                                        --    4,000,000           --         --              --
Dividends Accrued on Preferred
   Stock                                                               --           --           --         --        (287,500)
Dividends Paid on  Preferred Stock                                     --           --           --         --              --
Costs Associated with Offering                                         --           --           --         --        (653,836)
Common Stock Issued for Services                                       --           --      355,000        355            (355)
Common Stock Issued for Debt                                           --           --      175,000        175          59,825
Exercise of Options and Warrants                                       --           --    1,010,000      1,010           9,090
Amortization of Deferred
   Compensation                                                        --           --           --         --              --
Variable Stock Options Award Adjustment                                --           --           --         --        (380,134)
Compensation from Issuance of Stock Options                            --           --           --         --         258,700
Warrants Issued Debt Holders                                           --           --           --         --         178,000
Net Loss                                                               --           --           --         --              --
                                                              -----------  -----------  ----------- ----------    ------------

   BALANCE - JUNE 30, 2001 [UNAUDITED]                         $2,500,000  $ 4,000,000    8,952,316 $    8,953    $  5,088,028
                                                               ==========  ===========  =========== ===========   ============



                                                                                                  TOTAL
                                                                                                  -----
                                                                  DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                                                  --------      -----------   -------------
                                                                COMPENSATION      DEFICIT        EQUITY
                                                                ------------      -------        ------

   BALANCE - DECEMBER 31, 1999                                  $  (100,450)    $(2,995,286)   $(1,389,212)

Acquired Equity of Shell in
   Stock Acquisition                                                     --              --       (234,352)
Dividends Accrued on Preferred
   Stock                                                                 --              --       (575,000)
Amortization of Discount on
   Preferred Stock                                                       --              --       (558,007)
Amortization of Common Stock
   Subject to Repurchase                                                 --        (276,792)      (276,792)
Common Stock Subject to
   Repurchase  - Put Option Waived                                       --              --      2,370,000
Private Placement Promissory Notes
   Converted to Common Stock                                             --              --      1,825,000
Amortization of Deferred
   Compensation                                                      29,400              --         29,400
Warrants Exercised                                                       --              --          4,486
Variable Stock Options Award Adjustment                                  --              --      1,373,000
Net Loss                                                                 --      (1,276,051)    (1,276,051)
Recapitalization Adjustment                                              --              --             --
                                                                -----------     -----------    -----------

   BALANCE - DECEMBER 31, 2000 [AS RESTATED]                        (71,050)     (4,548,129)     1,292,472


Preferred Stock Issued for Acquisition                                   --              --      2,500,000
Preferred Stock Issued for Cash                                          --              --      4,000,000
Dividends Accrued on Preferred
   Stock                                                                 --              --       (287,500)
Dividends Paid on  Preferred Stock                                       --        (150,000)      (150,000)
Costs Associated with Offering                                           --              --       (653,836)
Common Stock Issued for Services                                         --              --             --
Common Stock Issued for Debt                                             --              --         60,000
Exercise of Options and Warrants                                         --              --         10,100
Amortization of Deferred
   Compensation                                                      14,700              --         14,700
Variable Stock Options Award Adjustment                                  --              --       (380,134)
Compensation from Issuance of Stock Options                              --              --        258,700
Warrants Issued Debt Holders                                             --              --        178,000
Net Loss                                                                 --        (347,525)      (347,525)
                                                                -----------     -----------    -----------
   BALANCE - JUNE 30, 2001 [UNAUDITED]                           $  (56,350)    $(5,045,654)   $ 6,494,977
                                                                 ==========     ===========    ===========


See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                                 ----------------
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                            2 0 0 1             2 0 0 0
                                                                                            -------             -------
                                                                                          [UNAUDITED]         [UNAUDITED]
                                                                                           ---------           ---------
   NET CASH - OPERATING ACTIVITIES                                                    $       (33,808)    $       431,089
                                                                                      ----------------    ---------------
INVESTING ACTIVITIES:
   Investment in USCMC Partnership                                                           (393,343)                 --
   Purchases of Property and Equipment                                                       (284,770)         (2,975,722)
                                                                                      ---------------     ---------------
   NET CASH-INVESTING ACTIVITIES                                                             (678,113)         (2,975,722)

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                   4,000,000                  --
   Private Placement Offering Costs                                                          (653,836)                 --
   Dividends Paid                                                                            (150,000)                 --
   Common Stock Issued                                                                         10,100               7,530
   Proceeds from Long-Term Debt                                                             1,500,000           2,652,952
   Repayments of Long-Term Debt                                                            (3,602,693)           (545,192)
   Proceeds from Short-Term Borrowing                                                      10,765,375           8,559,431
   Payments under Short-Term Borrowing                                                     (9,984,301)         (8,221,692)
   Cash Overdraft                                                                                  --              66,272
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                          1,884,645           2,519,301
                                                                                      ---------------     ---------------

   NET INCREASE [DECREASE] IN CASH                                                          1,172,724             (25,332)

CASH - BEGINNING OF PERIODS                                                                    50,696              25,332
                                                                                      ---------------     ---------------

   CASH - END OF PERIODS                                                              $     1,223,420     $            -0-
                                                                                      ===============     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $     1,114,000     $     1,066,000
     Income Taxes                                                                     $            --     $            --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $       940,967     $            --
     Other Assets Acquired                                                                    342,493                  --
     Property and Equipment                                                                 1,250,000                  --
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                    2,533,460                  --

     Accounts Payable                                                                          33,460                  --
     Issuance of Preferred Stock                                                            2,500,000                  --
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   Preferred Stock Issued for Acquisition                                             $     2,500,000     $            --
   Debt Converted to Equity                                                           $        60,000     $            --
   Debt Converted to Contingent Shares                                                $       716,336     $            --
   Dividends Accrued                                                                  $       287,500     $       287,500



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


RESULTS OF OPERATIONS

INTRODUCTION
------------

     The terms "Company," "we," "us" and "our" refer to OnCure Technologies Corp. and its subsidiaries, except where it is made clear that such terms mean only OnCure Technologies Corp. or an individual subsidiary.

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

INDEBTEDNESS

     In the first six months of 2001, we reduced our term debt by $1.6 million. Our long-term debt at June 30, 2001 consisted of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001
  and 2019                                                                                       $      19,090,909
Notes payable to related parties, bearing interest at 9%, maturing 2006                                     93,467
                                                                                                 -----------------

Total                                                                                                   19,184,376

Less: Current Maturities                                                                                 6,744,086
                                                                                                 -----------------

                                                                                                 $      12,440,290
                                                                                                 =================


         In addition, we have entered into an agreement with DVI Financial Services, Inc. to provide us with a revolving line of credit, which expires each December 31st but is renewable each December 31st for a one-year term. The maximum amount available under this credit facility is $3,200,000, with advances limited to eighty-five percent (85%) of eligible accounts receivable. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At June 30, 2001, we had approximately $2.4 million of borrowings under this credit facility.

         We also entered into a secured loan agreement with Merrill Lynch Bank USA, which expires on March 20, 2006. The maximum amount available under this credit facility is $1,035,000. Borrowings under this line of credit bear interest at a rate which is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs and to fund the development of new centers. At June 30, 2001, we had approximately $1,025,000 of borrowings under this credit facility.

         During the quarter ended June 30, 2001, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services and Merrill Lynch Bank USA.


CASH AND CASH EQUIVALENTS
-------------------------

         As of June 30, 2001, we had: (i) cash and cash equivalents of approximately $1,223,420 (an increase of $ 1,289,692 from June 30, 2000); and
(ii) a working capital deficit of approximately $2.1 million (a decrease of approximately $500,000 from June 30, 2000). Of our current liabilities at June 30, 2001, lines of credit total approximately $3.4 million. The cash requirements for our credit lines are limited to monthly interest payments and payments to reduce the credit lines to the available borrowing base.

         Net cash utilized by our operations totaled $33,808. Our net cash utilized consists of: (i) our net loss of $347,525 and (ii) our non-cash and operating asset and liability adjustments of $313,717.

         During the first six months of 2001, our investing activities utilized $284,770 of cash, for the purchase of property and equipment. In addition, we invested $393,343 in our partnership with United States Cancer Management Corporation to build cancer treatment centers in a venture with Kaiser Permanente. Net cash generated from our financing activities amounted to $1,884,645. Net proceeds from short-term borrowing amounted to $781,074. Cash generated from our financing activities include: (i) $4,000,000 from the issuance of our Series E Preferred Stock; and (ii) $1,500,000 of secured debt from DVI Financial Services, Inc. We utilized approximately $4,256,000 of the cash generated from our financing activities for the payment of long-term debt and private placement costs.

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


                                  ONCURE TECHNOLOGIES CORP.


Dated: August 29, 2001            By:  /s/ Jeffrey A. Goffman
                                       ----------------------
                                       Jeffrey A. Goffman
                                       Chief Executive Officer and Director

                                       /s/ Rick Baker
                                       Rick Baker
                                       Chief Financial Officer