Form 10KSB/A
period 2000-12-31
ONCURE TECHNOLGIES CORP
filed 2001-09-21
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-KSB/A No.1

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
  (State or other jurisdiction of          (I.R.S. Employer Identification
   incorporation or organization)                         No.)

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

As of March 31, 2001, the number of shares outstanding of the registrant's common stock was 8,930,116.

                                TABLE OF CONTENTS

                                                                            PAGE



PART I

     ITEM 1.  DESCRIPTION OF BUSINESS..........................................2
     ITEM 2.  DESCRIPTION OF PROPERTY.........................................13
     ITEM 3.  LEGAL PROCEEDINGS...............................................15
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER................15
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......16
     ITEM 7.  FINANCIAL STATEMENTS............................................21
     ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................22

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
              EXCHANGE ACT....................................................22
     ITEM 10. EXECUTIVE COMPENSATION..........................................25
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..29
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............31
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................32

                           FORWARD-LOOKING STATEMENTS

Statements in this Registration Statement that are not historical facts constitute "forward-looking statements." Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, finance, complete and integrate acquisitions and joint venture opportunities, the ability to successfully restructure under-performing facilities, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission (the "SEC"). Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

         In connection with the reorganization, we changed our:

o        name from Worldwide Equipment Corp. to OnCure Technologies Corp.;

o principal offices from 599 Hartsdale Avenue, Suite 201, White Plains, NY 10607 to 700 Ygnacio Valley Road, Suite 300, Walnut Creek, CA 94596;

o        independent auditors from Paritz & Company, P.A. to Moore Stephens,
         P.C.; and

o        fiscal year end from August 31 to December 31.

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

         Currently, we operate and manage thirteen (13) treatment facilities. Our facilities are located in the following areas:

         CALIFORNIA
----------------------------------------------- -----------------------------
East Bay Regional Cancer Center                 1034 A Street
                                                Hayward, CA 94541
----------------------------------------------- -----------------------------
St. Teresa Comprehensive Cancer Center          4722 Quail Lake Drive
                                                Stockton, CA 95207
----------------------------------------------- -----------------------------
Sonora Cancer Center                            1 South Forest Road
                                                Sonora, CA 95370
----------------------------------------------- -----------------------------
Turlock Regional Cancer Center                  1051 East Tuolumne Road
                                                Suite 103
                                                Turlock, CA 95682
----------------------------------------------- -----------------------------
Valley Regional Cancer Center 1                 1316 Nelson Avenue
                                                Modesto, CA 95350
----------------------------------------------- -----------------------------
Valley Regional Cancer Center 2                 1524 MC Henry Ave.
                                                Modesto, CA 95350
----------------------------------------------- -----------------------------


         FLORIDA
----------------------------------------------- -----------------------------
FL Cancer Center -Beaches                       1375 Roberts Drive
                                                Jacksonville Beach, FL 32250
----------------------------------------------- -----------------------------
FL Cancer Center -Orange Park                   2161 Kingsley Ave.
                                                Orange Park, FL 32073
----------------------------------------------- -----------------------------
FL Cancer Center -Palatka                       600 Zeagler Drive
                                                Palatka, FL 32178
----------------------------------------------- -----------------------------
FL Cancer Center -St. Johns                     300 Healthpark Blvd.
                                                Suite 1008
                                                St. Augustine, FL 32086
----------------------------------------------- -----------------------------
Florida Cancer Center -Wells Complex Clinic     3599 University Blvd. S.
                                                Suite 1500
                                                Jacksonville, FL 32216
----------------------------------------------- -----------------------------
Radiation Oncology Center of Bradenton          6215 21st Ave. W.
                                                Suite B
                                                Bradenton, FL 34209
----------------------------------------------- -----------------------------


         TEXAS
----------------------------------------------- -----------------------------
Calallen Regional Cancer Center                 14120 F.M. 624
                                                Corpus Christi, TX 78410
----------------------------------------------- -----------------------------


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

CANCER AND ITS TREATMENT

         We believe that the market for radiation therapy services in the United States is large and growing. Cancer is the second leading cause of death in the United States and is responsible for one out of every four deaths in the United States. According to the American Cancer Society, nearly 15 million new cancer cases have been diagnosed since 1990 and approximately 1,268,000 new cancer cases will be diagnosed in the year 2001. In addition, the American Cancer Society states that the National Institutes of Health estimates that approximately $60 billion was spent for direct medical costs (the total of all health expenditures) related to cancer in the year 2000.

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

AFFILIATION WITH LEADING RADIATION ONCOLOGY GROUPS, HOSPITALS AND MEDICAL ONCOLOGY GROUPS

         We hope to establish additional affiliations with leading radiation oncology groups, medical oncology groups and hospitals. We seek the following characteristics in a potential affiliated radiation medical oncology group or hospital.

o The candidate must be affiliated with a leading radiation or medical oncology practice in its market, both in terms of market share and recognition as a provider of high quality oncology care.

o The candidate must incorporate comprehensive radiation therapy as an integral part of its care to its patients.

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

                                                                                  ESTIMATED #
                                      TICKER                                      OF CENTERS
            COMPANY                   SYMBOL    PRINCIPAL BUSINESS                OWNED

1. US Oncology, Inc.                  USON      Medical Oncology                     72
                                                Physician Practice Management

2. Radiologix, Inc.                   RGX       Medical Oncology                     5
                                                Physician Practice Management

3. Universal Health Services, Inc.    UHS       Hospitals                            11

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

------------------------------------ ---------------------------- --------------------- ---------------------------------
                                                                  APPROXIMATE
NAME                                 LOCATION                     SQUARE FEET           OTHER
------------------------------------ ---------------------------- --------------------- ---------------------------------
Calallen Regional Cancer Center      14120 F.M. 624               7,229                 This facility is subject to a
                                     Corpus Christi, TX 78410                           $500,000 mortgage issued by one
                                                                                        of our shareholders, DVI
                                                                                        Financial Services.
------------------------------------ ---------------------------- --------------------- ---------------------------------



------------------------------------ ---------------------------- --------------------- ---------------------------------
Ceres Storage Warehouse              1310 Rockefeller Road        10,000                We lease this warehouse from a
                                     Ceres, CA 95307                                    member of our Board of
                                                                                        Directors, W. Brian Fuery.
------------------------------------ ---------------------------- --------------------- ---------------------------------
East Bay Regional Cancer             1034 A Street                8,317                 We lease this facility from a
Center                               Hayward, CA 94541                                  corporation owned by a member
                                                                                        of our Board of Directors, John
                                                                                        J. Fuery.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Florida Cancer Center- Beaches       1375 Roberts Drive           5,000                 We lease this facility from a
                                     Jacksonville Beach, FL                             corporation that is partially
                                     32250                                              owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Florida Cancer Center- Orange Park   2161 Kingsley Ave.           10,000                We lease this facility from a
                                     Orange Park, FL 32073                              corporation that is partially
                                                                                        owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Florida Cancer Center -Palatka       600 Zeagler Drive            3,500                 We lease this facility from a
                                     Palatka, FL 32178                                  corporation that is partially
                                                                                        owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Florida Cancer Center - St. Johns    300 Healthpark Blvd.         7,000                 We lease this facility from a
                                     Suite 1008                                         corporation that is partially
                                     St. Augustine, FL 32086                            owned by two members of our
                                                                                        Board of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Florida Cancer Center -Wells         3599 University Blvd.        3,000                 We lease this facility from a
Complex Clinic                       Suite 1000                                         corporation that is partially
                                     Jacksonville, FL. 32245                            owned by two members of our
                                                                                        Board  of Directors, Shyam B.
                                                                                        Paryani and John W. Wells.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Oakdale Corporate Office             7450 E. River Road           10,000
                                     Suite 3
                                     Oakdale, CA 94361
------------------------------------ ---------------------------- --------------------- ---------------------------------
Radiation Oncology Center of         6215 21st Ave. W.            13,000
Bradenton                            Suite B
                                     Bradenton, FL 34209
------------------------------------ ---------------------------- --------------------- ---------------------------------
St. Augustine Center                 1375 Arapaho Ave.            5,000                 We sublease this facility for
                                     St. Augustine, FL, 32086                           $1,800 per month.
------------------------------------ ---------------------------- --------------------- ---------------------------------
St. Teresa Cancer Comprehensive      4722 Quail Lake Drive        6, 857                We sublease approximately half
Center                               Stockton, CA 95207                                 the space at this facility to a
                                                                                        medical oncology group for
                                                                                        approximately $4,167 per month.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Sonora Cancer Center                 1 South Forest Road          3,500                 We lease this facility from a
                                     Sonora, CA 95370                                   corporation owned by a member
                                                                                        of our Board of Directors, John
                                                                                        J. Fuery.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Southeast Regional Office            3599 University Blvd. S.     3,000
                                     Suite 1000
                                     Jacksonville, FL 32245
------------------------------------ ---------------------------- --------------------- ---------------------------------



------------------------------------ ---------------------------- --------------------- ---------------------------------
Turlock Regional Cancer              105 East Tuolumne Road       2,911 of finished     We lease this facility from a
Center                               Suite 103                    space and  3,846      corporation owned by a member
                                     Turlock, CA 95682            of unfinished space.  of our Board of Directors, John
                                                                                        J. Fuery.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Valley Regional Cancer               1316 Nelson Avenue           8,600                 This facility is subject to a
Patient Care Center  1               Modesto, CA 95350                                  $1,300,000 mortgage issued by
                                                                                        one of our shareholders, DVI
                                                                                        Financial Services.
------------------------------------ ---------------------------- --------------------- ---------------------------------
Valley Regional Cancer               1524 MC Henry Ave.           3,608
Patient Care Center 2                Modesto, CA 95350
------------------------------------ ---------------------------- --------------------- ---------------------------------
Walnut Creek Corporate Office        700 Ygnacio Valley Road      2,626
                                     Suite 300
                                     Walnut Creek, CA 94596
------------------------------------ ---------------------------- --------------------- ---------------------------------


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


YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

         Our revenues for the year ended December 31, 2000 totaled $20.0 million. As compared to the year before, our revenues increased by $3.2 million (or 19.3%).

         A majority of our revenues come from one source, patient services. Our net patient service revenues for the year ended December 31, 2000 totaled $19.8 million. As compared to 1999, this was an increase of $3.0 million (or 18.2%). The increase is attributable to the inclusion in the year 2000 of: (i) $350,374 of net patient service revenues earned by our Sonora Cancer Center; (ii) $1.8 million of net patient service revenues earned by our East Bay Regional Cancer Center; and (iii) $1.0 million of net patient service revenues earned by our St. Teresa Cancer Comprehensive Center, which was acquired by us in June 2000.

         Our revenues for the year ended December 31, 2000 from all other sources totaled $239,115. As compared to 1999, our revenues from all other sources increased by $195,055. This increase is attributable to our inclusion of management fees that we receive in accordance with our partnership agreement with Lucas Medical Systems, Inc. Through this agreement, we provide the services of our mobile scanner to two hospitals and our centers in Jacksonville. We entered into this partnership agreement in November 2000 and, in accordance with the terms of the agreement, we have an 80% ownership interest in the partnership.

Operating Expenses

         Our operating expenses for the year ended December 31, 2000 totaled $18.9 million. As compared to the year ended December 31, 1999, our operating expenses increased by $3.6 million (or 23.7%).

         Our operating expenses consist of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by certain of our operating expenses.


                                        PERCENTAGE OF OUR   PERCENTAGE OF OUR
EXPENSES                                2000 REVENUES       1999 REVENUES
--------                                -------------       -------------
1.  Salary and benefits                 27%                 31%
2.  Medical supplies and services       23%                 20%
3.  General and administrative expense  24%                 28%
4.  Depreciation and amortization       11%                 12%


         The salaries and benefits portion of our operating expenses totaled $5.6 million for the year ended December 31, 2000. As compared to 1999, our expenses for salaries and benefits increased by $0.4 million (or 7.7%). This increase is attributable to a $424,240 increase in expenses for salaries and benefits at our East Bay Regional Cancer Center and $198,135 increase at our St. Teresa Cancer Comprehensive Center.

         Our expenses for medical supplies and services totaled $4.8 million for the year ended December 31, 2000. As compared to 1999, our expenses for medical supplies and services increased by $1.4 million (or 41.1%). The increase is primarily due to the opening of centers in Hayward and Stockton, which incurred expenses for medical supplies and services of $530,429 and $227,586 respectively.

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

         We recorded an expense of $1.4 million for the year ended December 31, 2000 to recognize the non-cash compensation expense relating to stock options granted to two directors at exercise prices below fair market value.

         Depreciation and amortization totaled $2.2 million for the year ended December 31, 2000. As compared to 1999, this was an increase of $0.2 million (or 10%) attributable to the acquisition of new equipment at our FL Cancer Center -Orange Park, FL Cancer Center -Palatka, St. Teresa Comprehensive Cancer Center and East Bay Regional Cancer Center.

Income from Operations

         The amount of income generated by our operations totaled $1.2 million. As compared to 1999, our income from operations decreased by $379,906 (or 24.8%). This decrease is attributable to the expense for non-cash compensation expenses, reduced by an increase in our revenues and a reduction in our general and administrative costs.

Other Expenses

         Our net other expenses totaled $2.5 million for the fiscal year ended December 31, 2000. As compared to 1999, our net other expenses increased by $0.3 million (or 13.6%).

         The largest portion of our net other expenses is interest expense. Our interest expense for the fiscal year ended December 31, 2000 totaled $2.2 million. As compared to 1999, this represents an increase of $0.2 million (or 10%) which is attributable to an increase in our average debt outstanding.

Income Tax Benefit

         We realized an income tax benefit of $0.4 million for the fiscal year ended December 31, 2000. We did this through an increase in our deferred tax asset arising from our ability to use certain net operating losses to offset deferred tax liabilities, as well as, future taxable income.

Net Loss Generally and Net Loss Attributable to Holders of Our Common Stock

         For the year ended December 31, 1999, we reported a net loss of $0.9 million. For the year ended December 31, 2000, we reported net loss of $1.3 million. This change in the results of our business operations is attributable to the expense for non-cash compensation expenses, reduced by an increase in our revenues and a reduction in our general and administrative costs.

         Net loss attributable to holders of our common stock amounted to $2.4 million or $.30 per common share for the year ended December 31, 2000. The net loss attributable to our common stock reflects an additional $1.1 million charge resulting from accrued cumulative preferred stock dividends of $575,000 and imputed non-cash preferred stock dividends of $558,007 arising from the amortization of discounts on preferred stock.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31,1998

Revenues

         Our revenues for the year ended December 31, 1999 totaled $16.8 million. As compared to the year ended December 31, 1998, our revenues increased by $7.8 million (or 86.7%).

         Our net patient service revenues for the year ended December 31, 1999 totaled $16.7 million and our revenues from all other sources totaled $0.04 million. As compared to 1998, our net patient service revenues increased by $7.1 million (or 79.8%) and our revenues from all other sources increased by 0.7 million (or 700%). The increase is attributable to the inclusion of a full year of operations at each of our Florida centers, which collectively had revenues of $6.5 million; and nine (9) months of operations at our oncology center in Texas, which had revenues of $1.0 million. In 1998, due to acquisitions consummated during the year, we were only able to report revenues for seven (7) months of operations in Northern California and two (2) months of operations in Florida.

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


                                           PERCENTAGE OF OUR   PERCENTAGE OF OUR
EXPENSES                                   1999 REVENUES       1998 REVENUES
--------                                   -------------       -------------
1.  Salary and benefits                    31%                 34%
2.  Medical supplies and services          20%                 21%
3.  General and administrative expense     28%                 35%
4.  Depreciation and amortization          12%                 6%


         The salaries and benefits portion of our operating expenses totaled $5.2 million for the year ended December 31, 1999. As compared to 1998, our expenses for salaries and benefits increased by $2.1 million (or 67.7%). This increase is attributable to the inclusion of a full year of operations at each of our Florida centers, which collectively incurred expenses of $461,722 for salaries and benefits; and nine (9) months of operations at our oncology center in Texas, which incurred expenses of $237,791 for salaries and benefits. In addition, administrative expenses associated with salaries and benefits increased by an aggregate of $1,022,186.

         Our expenses for medical supplies and services totaled $3.4 million for the year ended December 31, 1999. As compared to 1998, our expenses for medical supplies and services increased by $1.5 million (or 78.9%). This increase is attributable to the inclusion of a full year of operations at each of our Florida centers, which collectively incurred expenses of $1.4 million for medical supplies and services; and nine (9) months of operations at our oncology center in Texas, which incurred expenses of $248,335 for this purpose.

         Our general and administrative expenses totaled $4.7 million in 1999, an increase of $1.5 million (or 46.9%) as compared to 1998. The increase in general and administrative expenses is attributable to the inclusion of a full year of operations at our centers in Florida and nine (9) months of operations at our oncology center in Texas.

         Depreciation and amortization totaled $2.0 million for the year ended December 31, 1999, an increase of $1.1 million (or 122.2%) from the year ended December 31, 1998. This increase is attributable to the acquisition of new equipment as well as a full year of operations in 1999.

Income from Operations

         The amount of income generated by our operations totaled $1.5 million. Our income from operations increased by $1.6 million as compared to our loss from operations of $0.1 million the year before. This increase is attributable to the inclusion of a full year of operations at our centers in Florida (which generated income of $1.1 million) and nine (9) months of operations at our oncology center in Texas (which generated income of $168,556).

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

         Net loss attributable to holders of our common stock amounted to $(2.5 million) or $(.31) per common share for the year ended December 31, 1999. The net loss attributable to our common stock reflects an additional $1.6 million charge resulting from accrued cumulative preferred stock dividends of $460,000 and imputed non-cash preferred stock dividends of $1.1 million arising from the amortization of discounts on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         In the past year, we have instituted a plan to reduce our outstanding debt and to improve our financial condition. As a result, we have undertaken various initiatives to raise cash, improve our cash flow and reduce our debt obligations.

         As part of our plan, in December 2000, we:

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
                                                                                                     ================

         We have entered into an agreement with DVI Financial Services, Inc. to provide us with a revolving line of credit, which expires each December 31st but is renewable each December 31st for a one-year term. The maximum amount available under this credit facility is $3,200,000, with advances limited to eighty-five percent (85%) of eligible accounts receivable. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At December 31, 2000, we had $2,602,188 of borrowings under this credit facility and were in compliance with all covenant provisions of this credit agreement.

CASH AND CASH EQUIVALENTS

         For the years ended December 31, 1999 and 2000 we had: (i) cash and cash equivalents of approximately $25,000 and $51,000, respectively; and (ii) working capital deficits of $8.3 million and $6.0 million, respectively.

         For the year ended December 31, 2000, net cash generated by our operations totaled $2.1 million. Our net cash consists of: (i) net loss of $1.3 million, and (ii) non-cash and operating asset and liability adjustments of $3.4 million. Our investing activities utilized $5.2 million of our cash, $4.9 million of which was used for the purchases of property and equipment. Net cash generated from our financing activities amounted to $3.1 million. This amount consists of $5.0 million in proceeds received from long-term debt compared to repayments of long-term debt of $2.4 million. Net proceeds from short-term borrowing amounted to $0.8 million.

         For the twelve months ending December 31, 2001, we expect that we will need approximately $2,000,000 to acquire or upgrade certain of our assets. Historically, we have financed these discretionary capital expenditures through the sale of equity securities and loans from third party lenders. For the period ended December 31, 2001, we plan to secure financing from third-party lenders to fund these discretionary capital expenditures. We do not intend on using our cash to fund these expenditures. While we will attempt to obtain sufficient financing, there can be no assurance that we will be able to do so on favorable terms, if at all. If such financing is not available, we will defer making these expenditures--which principally comprise of equipment upgrades or replacements.

         The continued growth of our business, including the acquisition or development of new facilities, will require substantial cash resources and will have an impact on our liquidity. We believe that cash to be provided by our operating activities will enable us to meet the anticipated cash requirements of our operations for the next twelve months. However, certain of our stockholders (i.e., Akiva Merchant Group, Inc., CRC Partners Ltd. and Howard Kaufman) have the right to require us to purchase an aggregate of 445,000 shares of their common shares at $2.00 per share. This right is exercisable for a six-month period, commencing on December 1, 2001 and ending on June 1, 2002. If we were required to purchase a substantial amount of these shares, we may have to secure additional financing to do so. There is no assurance that such additional financing will be available on satisfactory terms, if at all.


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

Report of Independent Auditors                                       F-1

Consolidated Balance Sheet as of December 31, 2000                   F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999                                           F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000 and 1999                                           F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                           F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-26


                               . . . . . . . . . .


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 21, 2000, Mitchell Hymowitz, who at the time was the sole member of our board of directors, dismissed Moore Stephens, P.C. as our independent auditor and engaged Paritz & Company, P.A. The decision to dismiss Moore Stephens was based solely on a decision to reduce expenses. At the time, we had limited operations and did not want to incur the expense of a larger firm such as Moore Stephens. There were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, none of the audit reports provided by Moore Stephens contained an adverse opinion, or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. A letter from Moore Stephens confirming the statements in this paragraph was filed on July 17, 2001 with the Commission as part of our registration statement on Form SB-2.

         On January 16, 2001, we dismissed Paritz & Company as our independent auditor and retained Moore Stephens to audit our financial statements for the year ended December 31, 2000. Our decision to dismiss Paritz & Company followed our reorganization with U.S. Cancer Care. As we had limited operations prior to the reorganization and the operations of our wholly owned subsidiary U.S. Cancer Care were significant, our board of directors felt that it was appropriate to engage U.S. Cancer Care's independent auditor, a larger accounting firm (i.e., Moore Stephens), as our new independent auditor.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the Company's executive officers and directors:

NAME                      AGE  POSITION
----                      ---  --------
Shyam B. Paryani, MD       45  Chairman of the Board of Directors
Jeffrey A. Goffman         42  Chief Executive Officer, Secretary and Director
W. Brian Fuery             40  Vice Chairman of the Board of Directors

Richard W. Padelford       38  President and Chief Operating Officer
Randy C. Sklar             46  Executive Vice President and  Chief
                               Development Officer
Douglas McBride            37  Vice President and Chief Information Officer
Charles J. Jacobson        61  Director of Managed Care Contracting and Director
John J. Fuery, MD          76  Director
Stanley A. Trotman, Jr.    54  Director
Gordon C. Rausser, Ph.D.   55  Director
John Zeeman                72  Director
John W. Wells, Jr., M.D.   46  Director

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

W. BRIAN FUERY. Mr. Fuery is Vice Chairman of our Board of Directors. Mr. Fuery has substantial experience in all financial and non-medical aspects of cancer care, especially managed care contracting. Mr. Fuery was Chief Executive Officer of U.S. Cancer Care, from 1990 to November 2000. During that tenure, Mr. Fuery established our existing radiation oncology network in Northern California which now consists of nine offices and four-outpatient radiation therapy treatment centers. Mr. Fuery is a licensed Certified Public Accountant. In 1986, Mr. Fuery began his own tax practice and managed, on a part-time basis, the small operations of U.S. Cancer Care. As the opportunities in healthcare increased, he sold his tax practice in 1988 and began working for U.S. Cancer Care full-time. Prior to 1986, Mr. Fuery was employed by Price Waterhouse Coopers. Mr. Fuery holds a Bachelor of Science degree in Accounting and Information Sciences from California State University, Hayward.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company (collectively, "Section 16 reports") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, during fiscal 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and our four other highest-paid executive officers whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

                                                                     LONG-TERM
                                                                     COMPENSATION AWARD
                                                                     NUMBER OF
                                                                     SECURITIES OF
                                                                     UNDERLYING OPTIONS   OTHER ANNUAL        ALL
                                        ANNUAL COMPENSATION          (2)                  COMPENSATION        OTHER COMPENSATION
                                        ---------------------------- -------------------- ------------------- ---------------------
                     FISCAL YEAR        SALARY (1)    BONUS
                     ------------------ ------------- -------------- -------------------- ------------------- ---------------------
W. Brian Fuery       2000                    $200,000                         436,000                                  $12,000
                     1999                    $200,000                                                                  $12,000
                     1998                    $175,000                                                                  $12,000 (3)
Richard W.           2000                    $163,000                         290,000                                  $12,000
Padelford            1999                    $125,000                                                                  $12,000
                     1998                    $115,000                                                                  $12,000 (4)
Douglas McBride      2000                    $195,000                         180,000                                  $12,000
                     1999                    $175,000                                                                  $12,000
                     1998                    $129,000                                                                  $12,000 (5)
Jeffrey A. Goffman   2000                    $250,000 $100,000(6)             210,000              $75,000(7)          $12,000
                     1999                    $200,000                                                                  $12,000
                     1998                    $175,000                                                                  $12,000(8)
John J. Fuery, MD    2000                     $45,000                         254,000                                   $5,000
                     1999                    $150,000                                                                  $12,000
                     1998                    $125,000                                                                  $12,000(9)
Randy C. Sklar       2000                    $131,250                                                                  $12,000
                     1999                    $137,812                                                                  $12,000
                     1998                    $125,000 $50,000(10)             300,000                                  $12,000(11)



Mitchell Hymowitz    2000 (12)                $98,750
                     1999                     $61,875
                     1998                    $143,077


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

(9) The amount provided in the "All Other Compensation" column for John J. Fuery consists of: $6,000 received in 1998 and 1999 for auto-expenses; and $6000 received in 1998 and 1999 for premiums on life insurance for his benefit. For the year 2000, John J. Furey received $2,500 for auto-expenses and $2,500 for premiums on life insurance for his benefit.

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

                                                            NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED       (1) VALUE OF UNEXERCISED
                       SHARES ACQUIRED ON                   OPTIONS AT YEAR END          IN-THE-MONEY OPTIONS AT YEAR END ($)
                       EXERCISE             VALUE REALIZED  EXERCISABLE/ UNEXERCISABLE   EXERCISABLE/ UNEXERCISABLE
                       ------------------   --------------  --------------------------   ------------------------------------
W. Brian Fuery                  0                 0         473,700/0                    $128,467.44/$0
Richard W. Padelford            0                 0         58,333/231,667
Randy C. Sklar                  0                 0         300,000/0                    $81,360/$0
Douglas McBride                 0                 0         39,500/140,500
Jeffrey A. Goffman              0                 0         80,833/29,167
John J. Fuery                   0                 0         346,300/0                    $93,916.56/$0
Charles J. Jacobson             0                 0         51,000/0
Mitchell Hymowitz               0                 0         200,000/0                    $54,240/$0

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

Name and Address                       Title of      Amount and Nature        Percent of
Of Beneficial Owner (1)                Class         of Beneficial            Voting
-----------------------                -----         Ownership (2)            Stock Owned
                                                     -------------            -----------
Shyam B. Paryani                       Common        422,098(3)               5.70%
                                       Preferred     320,513

Jeffrey A. Goffman                     Common        1,105,833 (4)            8.45%

Richard W. Padelford                   Common        183,333 (5)              1.40%

Randy C. Sklar                         Common        300,000 (6)              1.14%

W. Brian Fuery                         Common        1,116,533 (7)            8.28%

Stanley A. Trotman, Jr.                Common        130,400 (8)              1.00%

Gordon C. Rausser                      Common        162,500 (9)              1.25%

Charles J. Jacobson                    Common        186,000 (10)             1.42%


John J. Fuery                          Common        1,920,134                14.38%

John H. Zeeman                         Common        0

John W. Wells, Jr.                     Common        129,634                  3.46%
                                       Preferred     320,513

Douglas McBride                        Common        39,500 (11)              0.30%

DVI Financial Services, Inc.           Common        1,698,575 (12)           11.92%
5355 Town Center Road
Boca Raton, FL 33486

Mercurius Beleggingsmaatschappij BV    Preferred     769,231                  5.91%
Akerstraat 126
6417 BR Heerlen
Netherlands

Avanti BV                              Preferred     769,231                  5.91%
Akerstraat 126
6417 AG Heerlen
Netherlands

Alpine Venture Capital Partners, LP    Preferred     1,538,462                11.83%
515 North Flagler Drive, Suite 1200
West Palm Beach, FL 33401

Officers and Directors as a Group      Common        5,545,965                43.27%
                                       Preferred     641,026

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

         We have been negotiating with Dr. Fuery for the past several months regarding ways to satisfy our obligations to him. During these negotiations, Dr. Fuery claimed that amounts owed to him were due and payable. In April 2001, we entered into an agreement in principle with Dr. John J. Fuery and Continuum Capital Partners, Inc. in connection with the settlement of Dr. Fuery's claim that certain indebtedness owed to him was due and payable. Pursuant to the terms of this agreement: (i) Dr. Fuery was paid a lump sum of cash in the amount of $428,000; (ii) $766,551.69 (representing principal, interest, expenses, rents and other amounts due to Dr. Fuery) converted into 358,168 shares of our common stock, at a conversion price of $2.00 per share; (iii) Continuum Capital Partners, Inc. was given the right to purchase, on or before November 10, 2002, 358,168 shares of our common stock held by Dr. Fuery, at an exercise price of $2.25 per share; and (iv) Dr. Fuery was given the right to require us to purchase any portion of his 358,168 shares of our common stock that was not purchased by Continuum Capital Partners, Inc. at $2.00 per share.

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

10.7.    Employment Agreement, dated as of May 22, 1998, by and between Douglas
         A. McBride and U.S. Cancer Care.
10.8. Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and U.S. Cancer Care.
10.9 Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S. Cancer Management Corp.
10.10 Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and U.S. Cancer Care.
10.11 Professional Services Agreement, dated as of August 1, 1999, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health Care Management Corporation.
10.12 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership.
10.13    Shareholders' Agreement
10.14 Second Assignment of and Amendment to Agreement, dated as of April 1, 2001, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc., USCMC-USCC Partnership and AuSam Medical Group, Inc.
16.0 Letter from former independent auditor, Paritz & Company, P.A. to the SEC. (5)

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

FINANCIAL STATEMENTS:

   Report of Independent Auditors....................................F-1

   Consolidated Balance Sheet as of December 31, 2000................F-2 - F-3

   Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999........................................F-4

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999..................................F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999........................................F-6 - F-7

   Notes to Consolidated Financial Statements........................F-8 - F-26





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

         As discussed in Notes 1 and 17 to the consolidated financial statements, the Company restated its December 31, 2000 consolidated financial statements.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
February 23, 2001
[Except for Note 15 as to which the date is May 10, 2001 and except for Note 17 as to which the date is July 24, 2001]

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
--------------------------------------------------------------------------------

                                                                   [AS RESTATED]
ASSETS:
CURRENT ASSETS:
   Cash                                                         $        50,696
   Accounts Receivable - Net                                          5,100,048
   Prepaid Expenses and Other                                           335,086
   Deferred Income Taxes                                                289,505
                                                                ---------------

   TOTAL CURRENT ASSETS                                               5,775,335

PROPERTY AND EQUIPMENT - NET                                         14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                   409,716

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                                 15,415,295

OTHER ASSETS - NET                                                      212,975
                                                                ---------------

   TOTAL ASSETS                                                 $    36,658,798
                                                                ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.
--------------------------------------------------------------------------------

                                                                   [AS RESTATED]
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                             $     2,540,706
   Accrued Liabilities                                                1,260,532
   Notes Payable to Stockholders                                        360,000
   Lines of Credit                                                    2,602,188
   Current Portion of Long-Term Debt                                  4,987,316
                                                                ---------------

   TOTAL CURRENT LIABILITIES                                         11,750,742

LONG-TERM DEBT                                                       13,202,677

DEFERRED INCOME TAXES                                                   580,378
                                                                ---------------

   TOTAL LIABILITIES                                                 25,533,797
                                                                ---------------

MINORITY INTEREST                                                        72,529
                                                                ---------------

COMMITMENTS [14]                                                             --
                                                                ---------------

COMMON STOCK - CONTINGENT, 612,500 SHARES
   ISSUED AND OUTSTANDING                                             1,225,000
                                                                ---------------

REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $7,500,000]                                             8,535,000
                                                                ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
     Authorized, 2,000 Shares Issued and Outstanding                         --

   Common Stock, $.001 Par Value, 100,000,000 Shares
     Authorized, 7,412,316 Shares Issued and Outstanding                  7,413

   Additional Paid-in Capital                                         5,904,238

   Deferred Compensation                                                (71,050)

   Accumulated Deficit                                               (4,548,129)
                                                                ---------------

   TOTAL STOCKHOLDERS' EQUITY                                         1,292,472
                                                                ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    36,658,798
                                                                ===============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                  2 0 0 0             1 9 9 9
                                                  -------             -------
                                               [AS RESTATED]

REVENUES:
   Net Patient Service Revenues               $     19,769,839  $    16,731,633
   Other Revenues                                      239,115           44,060
                                              ----------------  ---------------

   TOTAL REVENUES                                   20,008,954       16,775,693
                                              ----------------  ---------------

OPERATING EXPENSES:
   Salaries and Benefits                             5,627,820        5,205,148
   Medical Supplies and Services                     4,771,000        3,415,567
   General and Administrative                        4,912,749        4,671,262
   Non-Cash Stock Option Compensation                1,373,000               --
   Depreciation and Amortization                     2,170,921        1,950,346
                                              ----------------  ---------------

   TOTAL OPERATING EXPENSES                         18,855,490       15,242,323
                                              ----------------  ---------------

   INCOME FROM OPERATIONS                            1,153,464        1,533,370
                                              ----------------  ---------------

OTHER INCOME [EXPENSE]:
   Interest Income                                      26,609           23,671
   Interest Expense                                 (2,242,717)      (2,046,084)
   Amortization of Deferred Loan Costs                (256,664)        (228,458)
   Other Income [Expense] - Net                         (1,379)          12,463
                                              ----------------  ---------------

   TOTAL OTHER [EXPENSE] - NET                      (2,474,151)      (2,238,408)
                                              ----------------  ---------------

   [LOSS] INCOME BEFORE MINORITY INTEREST
     AND INCOME TAX BENEFIT                         (1,320,687)        (705,038)

MINORITY INTEREST                                     (372,366)        (220,564)

INCOME TAX BENEFIT                                     417,002            8,875
                                              ----------------  ---------------

   NET [LOSS]                                 $     (1,276,051) $      (916,727)
                                              ================  ===============

   NET [LOSS]                                 $     (1,276,051) $      (916,727)

DEDUCT:      Preferred Stock Dividends                 575,000          460,000
             Imputed Non-Cash Preferred
              Stock Dividends                          558,007        1,102,018
                                              ----------------  ---------------

   NET [LOSS] USED IN PER
     COMMON SHARE CALCULATION                 $     (2,409,058) $    (2,478,745)
                                              ================  ===============

BASIC AND DILUTED [LOSS] PER
   COMMON SHARE                               $           (.30) $          (.31)
                                              ================  ===============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                   8,024,816        8,024,816
                                              ================  ===============

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                      COMMON STOCK
                                              ---------------------------- ADDITIONAL                                     TOTAL
                                                  NUMBER                    PAID-IN        DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                 OF SHARES     AMOUNT       CAPITAL      COMPENSATION     DEFICIT        EQUITY
                                              ------------    ---------   ------------  ------------  -------------   -------------
  BALANCE - DECEMBER 31, 1998                    3,686,700    $  36,867   $  1,218,483    $ (129,850)  $ (1,683,559)      $(558,059)

Recapitalization as a Result of Merger [1]       6,666,942        6,667         (6,667)           --             --              --
Common Stock Issued to Founders of
  Predecessor upon Trigger of Contingency          216,667          217        352,950            --             --         353,167
Discounts on Preferred Stock Issuance                   --           --      1,660,025            --             --       1,660,025
Dividends Accrued on Preferred Stock                    --           --       (460,000)           --             --        (460,000)
Amortization of Discounts on Preferred Stock            --           --     (1,102,018)           --             --      (1,102,018)
Amortization of Common Stock Subject to
  Repurchase                                            --           --             --            --       (395,000)       (395,000)
Amortization of Deferred Compensation                   --           --             --        29,400             --          29,400
Net Loss                                                --           --             --            --       (916,727)       (916,727)
Recapitalization Adjustment [1]                 (3,903,367)     (37,084)        37,084            --             --              --
                                              ------------    ---------   ------------  ------------  -------------   -------------

  BALANCE - DECEMBER 31, 1999                    6,666,942        6,667      1,699,857      (100,450)    (2,995,286)     (1,389,212)

Acquired Equity of Shell in Stock Acquisition    1,357,874        1,358       (235,710)           --             --        (234,352)
Dividends Accrued on Preferred Stock                    --           --       (575,000)           --             --        (575,000)
Amortization of Discount on Preferred Stock             --           --       (558,007)           --             --        (558,007)
Amortization of Common Stock Subject
  to Repurchase                                         --           --             --            --       (276,792)       (276,792)
Common Stock Subject to Repurchase - Put
  Option Waived                                    790,000          790      2,369,210            --             --       2,370,000
Private Placement Promissory Notes Converted
  to Common Stock                                  912,500          913      1,824,087            --             --       1,825,000
Amortization of Deferred Compensation                   --           --             --        29,400             --          29,400
Warrants Exercised                                 448,575          449          4,037            --             --           4,486
Variable Stock Options Award Adjustment                 --           --      1,373,000            --             --       1,373,000
Net Loss                                                --           --             --            --     (1,276,051)     (1,276,051)
Recapitalization Adjustment [1]                 (2,763,575)      (2,764)         2,764            --             --              --
                                              ------------    ---------   ------------  ------------  -------------   -------------

  BALANCE - DECEMBER 31, 2000
    [AS RESTATED]                                7,412,316    $   7,413   $  5,904,238     $ (71,050)  $ (4,548,129)     $1,292,472
                                              ============    =========   ============  ============  =============   =============

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                    2 0 0 0          1 9 9 9
                                                    -------          -------
                                                  [AS RESTATED]
OPERATING ACTIVITIES:
  Net [Loss]                                     $  (1,276,051)    $   (916,727)
                                                 -------------     ------------
  Adjustments to Reconcile Net [Loss] to Net
    Cash [Used for] Provided by
    Operating Activities:
    Depreciation and Amortization                    2,395,385        2,178,804
    [Loss] on Sale of Equipment                         (1,379)          (4,690)
    Provision for Doubtful Accounts                         --          104,518
    Stock-Based Compensation Expense                    29,400           29,400
    Minority Interest in Income of Subsidiary          372,366          220,564
    Deferred Income Taxes                             (417,002)         161,075
    Non-Cash Stock Option Compensation               1,373,000               --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable - Net                     (1,582,385)        (265,374)
      Income Taxes Receivable                           50,454          618,607
      Prepaid Expenses and Other
        Current Assets                                 373,928         (448,251)
      Other Assets                                     226,558          178,627
    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses            607,147          823,200
      Income Taxes Payable                                  --         (834,256)
      Other Current Liabilities                        (36,259)           9,009
                                                 -------------     ------------

    Total Adjustments                                3,391,213        2,771,233
                                                 -------------     ------------

  NET CASH - OPERATING ACTIVITIES                    2,115,162        1,854,506
                                                 -------------     ------------

INVESTING ACTIVITIES:
  Purchases of Property and Equipment               (4,922,968)        (590,647)
  Acquisitions                                              --         (252,626)
  Other                                               (287,761)        (119,118)
                                                 -------------     ------------

  NET CASH - INVESTING ACTIVITIES                   (5,210,729)        (962,391)
                                                 -------------     ------------

FINANCING ACTIVITIES:
  Common Stock Issued                                    4,486               --
  Proceeds from Long-Term Debt                       4,987,445        1,220,836
  Repayments of Long-Term Debt                      (2,414,436)      (1,296,056)
  Proceeds from Short-Term Borrowing                   804,000       14,291,548
  Payments under Short-Term Borrowing                  (40,000)     (14,394,226)
  Deferred Loan Costs                                       --          (19,944)
  Distributions to Minority Owners                    (220,564)        (690,000)
                                                 -------------     ------------

  NET CASH - FINANCING ACTIVITIES                    3,120,931         (887,842)
                                                 -------------     ------------

  NET INCREASE IN CASH - FORWARD                 $      25,364     $      4,273

See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                       2 0 0 0       1 9 9 9
                                                       -------       -------
                                                      [AS RESTATED]

  NET INCREASE IN CASH - FORWARDED                   $    25,364   $      4,273

CASH - BEGINNING OF PERIODS                               25,332         21,059
                                                     -----------   ------------

  CASH - END OF PERIODS                              $    50,696   $     25,332
                                                     ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                         $ 2,251,437   $  2,067,309
    Income Taxes                                     $    15,398   $     42,150

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Effect of Acquisitions:
    Excess of Purchase Price over Fair
      Value of Net Assets Acquired                   $        --   $  2,500,000
    Property and Equipment                                    --      2,500,000
                                                     -----------   ------------

      Total Assets Acquired - Net of Cash                     --      5,000,000

    Liabilities Assumed                                  174,352             --
    Notes Payable                                         60,000     (2,500,000)
    Issuance of Preferred Stock                               --     (2,500,000)
    Acquired Equity Deficit                             (234,352)            --
                                                     -----------   ------------

    CASH PAID FOR ACQUISITIONS                       $        --   $         --
                                                     ===========   ============

  Purchase of Equipment for Notes Payable            $ 4,987,000   $  3,436,000
  Preferred Stock Issued for Financing               $        --   $  5,000,000
  Common Stock Issued to Founders of
    Predecessor upon Trigger of
    Contingency                                      $        --   $    353,167
  Debt Converted to Equity                           $ 3,050,000   $         --
  Dividends Accrued                                  $   235,710   $    460,000


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] ORGANIZATION AND OPERATIONS

OnCure Technologies Corp. [the "Company" or "OnCure"] is a Florida corporation formed in 1993. The Company is engaged in the development, acquisition and ownership of radiation oncology facilities. Additionally, the Company provides the software, management services, facilities and equipment, administration and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient radiation oncology care. As of December 31, 2000, the Company operated five centers in Florida, five centers in California and one in Texas. The Company is also a 50% owner and managing general partner of a partnership which operates one oncology center in Florida. As the managing general partner, the Company has sole decision making responsibilities related to partnership operating and financial policies including control of partnership assets. Accordingly, the partnership balance sheet and statement of operations as of and for the year ended December 31, 2000 have been included in the consolidated financial statements of the Company. A minority interest has been recorded on the consolidated balance sheet and statement of operations to represent the net assets and net income allocated to the minority partnership owners. Additionally, the Company has one mobile Positron Emission Tomography ["PET"] unit servicing the Florida cancer centers and one mobile High Dose Rate Brachytherapy ["HDR"] unit in Northern California and another HDR unit in Bradenton, Florida.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of OnCure Technologies Corp. and its wholly-owned subsidiaries, as well as a majority owned entity and one entity under effective control [See Note 1 - Organization and Operations]. All significant intercompany accounts and transactions have been eliminated.

RESTATEMENT - Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2000, it was determined by management that the allowance for contractual adjustments was understated and revenue was overstated as of and for the year ended December 31, 2000. In addition, management determined compensation expense on the reduction of the exercise price on options held by two directors of the Company was understated. As a result, the Company has determined to restate its previously reported December 31, 2000 consolidated financial statements. A summary of the effects of the restatement are set forth in Note 17.

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

REVENUES - Net Patient Revenues are recorded at the estimated net realizable amounts due from patients, third-party payors and others when services are rendered. Contractual and bad debt adjustments amounted to approximately $47,654,000 and $46,989,000 for the years ended December 31, 2000 and 1999, respectively. These adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods as actual payments are received.

Other revenue includes fees for management, billing and collection, and marketing services provided to operations under joint venture agreements which are recorded when services are rendered.

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

EARNINGS [LOSS] PER SHARE - The shares issued in connection with the Company's reorganization are shown as outstanding for all periods presented in the same manner as for a stock split. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. Earnings [loss] attributable to common stockholders reflect a deduction from net income [addition to net loss] resulting from the accrued cumulative preferred stock dividends and the imputed non-cash preferred stock dividends arising from the amortization of the discounts on preferred stock. These amounted to $575,000 and $558,007 in 2000 and $460,000 and $1,102,018 in 1999.

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

The FASB has issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets" in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002. The Company expects that adoption of the new statements will have a significant impact on its financial statements, however, it is not possible to quantify the impact until the newly issued statements have been studied.

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

On March 19, 1999, USCC acquired substantially all of the assets of an oncology center in Corpus Christi, Texas ["Corpus"]. In the transaction, accounted for as a purchase, USCC paid $5 million, by assuming $5 million of debt owed by the seller to DVI Financial Services, Inc. ["DVI"]. Simultaneous with the acquisition, the DVI debt was refinanced through the issuance of a $2 million, 9%, ten year loan secured by Corpus' equipment, a $500,000, 9%, twenty year loan secured by Corpus real estate, and $2.5 million of Series B preferred stock. The preferred stock has a 5% annual dividend that increases to 9% upon Corpus achieving certain financial performance levels and then to 20% after five years. The preferred stock can be converted to common stock at the option of the holder at 90% of the fair market value at the time of conversion, and the Company can require conversion at the greater of $10.00 per share or fair market value at the time of the conversion if Corpus has not achieved certain financial performance by March 2008 [See Note 9]. In connection with the issuance of the $2.5 million Series B `preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at the date of issuance. The 10% discount of $377,778 is considered a return to the preferred shareholder and recorded as an adjustment to Paid-in-Capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $21,781 and $355,997, respectively. DVI also issued a new $200,000, revolving line of credit secured by the accounts receivable of Corpus, with interest at prime plus 2.25%. The excess purchase price over the estimated fair value of the assets acquired is $2,624,184 and is being amortized on a straight-line basis over 20 years. The operating results of Corpus are included in the consolidated financial statements of the Company beginning on March 19, 1999.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------


[3] MERGERS AND ACQUISITIONS [CONTINUED]

The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if the above business combinations had occurred on January 1, 1999:

                                                                Year ended
                                                               December 31,
                                                                  1 9 9 9
                                                                  -------

Revenue                                                     $    17,049,369
Net Loss                                                    $      (951,661)

[4] PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

Land                                                      $      1,335,000
Building                                                         3,100,545
Furniture and Fixtures                                             767,897
Medical Equipment                                               10,276,791
Leasehold Improvements                                           2,055,506
                                                          ----------------

Total - At Cost                                                 17,535,739
Less: Accumulated Depreciation                                  (2,690,262)
                                                          ----------------

   PROPERTY AND EQUIPMENT - NET                           $     14,845,477
   ----------------------------                           ================

[5] INTANGIBLES

Intangible assets consist of the following:

                                                                       D e c e m b e r  3 1,  2 0 0 0
                                                   ------------------------------------------------------------------
                                                                                        Accumulated
                                                   Estimated Life         Cost         Amortization        Net
                                                   --------------         ----         ------------        ---
Excess of Cost over Fair Value of
   Net Assets Acquired                              20 Years       $     17,376,800  $    1,961,505  $     15,415,295
Deferred Loan Costs                                 3-10 Years              987,048         577,332           409,716
Other Intangible Assets                             3-5 Years               273,085          70,354           202,731
                                                                   ----------------  --------------  ----------------

   TOTALS                                                          $     18,636,933  $    2,609,191  $     16,027,742
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

[6] INDEBTEDNESS [CONTINUED]

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

On May 25, 1998, the Company issued $3.2 million of convertible promissory notes in a private placement to finance the acquisitions under the Merger Agreement [See Note 3]. The notes bear interest at 10%, are unsecured, and are due in May 2001. The notes are convertible into common stock of the Company at a rate of $2.50 per share at the option of the holder anytime during the three year period ended May 25, 2001. The holders also received warrants for the purchase of 640,000 shares of common stock of the Company at an exercise price of $2.00 per share. Costs associated with the debt issuance of $605,496 were capitalized and are being amortized to interest expense over the lessor of the three-year term of the debt or upon date of conversion. In December 2000, $3,050,000 of these notes were converted to common stock. Of the $3,050,000 converted, several note holders with total debt of $1,225,000 can an exercise an option to have 612,500 shares repurchased by the Company at $2.00 per share if certain financing criteria are not achieved by the Company by May 2001. These shares have been included in the calculation of earning [loss] per share for all periods presented. As of December 31, 2000, these shares which are considered contingent are not included in shareholders' equity of the Company. The conversion rate was reduced to $2.00 per share as an inducement for the noteholders to convert. The reduced conversion rate of $2.00 is not considered a beneficial conversion feature due to the market value of common stock being less than the conversion rate at the date of issuance. The conversion rate for the remaining $150,000 remains at $2.50 per share.

The weighted average interest rate on outstanding short-term borrowings was 11.35% at December 31, 2000.

[7] INCOME TAXES

The [benefit] for income taxes consists of the following:

                                     December 31,
                                     ------------
                               2 0 0 0         1 9 9 9
                               -------         -------
Current:
   Federal                  $          --  $    (136,145)
   State                               --        (33,805)
                            -------------  -------------

   Totals                              --       (169,950)
                            -------------  -------------

Deferred:
   Federal                       (334,110)        31,812
   State                          (82,892)       129,263
                            -------------  -------------

   Totals                        (417,002)       161,075
                            -------------  -------------

   TOTALS                   $    (417,002) $      (8,875)
   ------                   =============  =============

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[7] INCOME TAXES [CONTINUED]

A reconciliation between reported income tax [benefit] and the amount computed by applying the statutory Federal income tax rate of 34% is as follows:

                                                            December 31,
                                                            ------------
                                                      2 0 0 0         1 9 9 9
                                                      -------         -------

Computed Tax Expense [Benefit] at 34%              $    (144,391) $    (314,705)
Computed State Tax Expense [Benefit]                     (33,040)       (72,058)
Federal Tax Benefit of State Tax                          11,234         24,501
Utilization of Net Operating Losses                     (590,978)            --
Nondeductible Goodwill Amortization                      321,365        306,716
Other Nondeductible Permanent Differences                 18,808         13,682
Other                                                         --         32,989
                                                   -------------  -------------

   INCOME TAX [BENEFIT]                            $    (417,002) $      (8,875)
   --------------------                            =============  =============

The Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                            ------------
                                                        2 0 0 0         1 9 9 9
                                                        -------         -------
Current Deferred Tax Assets:
   Allowance for Doubtful Accounts                 $     174,170  $     176,781
   Accrued Wages and Benefits                             46,563        120,115
   Net Operating Loss Carryforward                       229,641        107,496
Current Deferred Tax Liability:
   Cash to Accrual Change                               (160,869)      (128,233)
                                                   -------------  -------------

   Net Current Deferred Tax Asset                        289,505        276,159
                                                   -------------  -------------

Non-Current Deferred Tax Asset:
   Net Operating Loss Carryforward                      (498,027)            --
Non-Current Deferred Tax Liabilities:
   Cash to Accrual Change                                     --        128,233
   Fixed Asset Basis Differences                       1,078,405        855,801
                                                   -------------  -------------

   Net Non-Current Deferred Income Tax Liability         580,378        984,034
                                                   -------------  -------------

   NET DEFERRED INCOME TAX LIABILITY               $     290,873  $     707,875
   ---------------------------------               =============  =============

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectations that the Company will generate the necessary taxable income in future periods.

At December 31, 2000, the Company had unused net operating losses of approximately $3,900,000 expiring from 2014 to 2018. Due to the Company's reorganization, certain net operating losses are subject to maximum annual utilization of approximately $181,000.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[8] COMMON STOCK SUBJECT TO REPURCHASE

On October 15, 1998, the Company issued 790,000 shares of the Company's common stock as partial consideration for the acquisition of FROG. In conjunction with this transaction, the Company entered into an agreement to repurchase all such stock at a price of $3.00 per share [an aggregate of $2,370,000], at the option of the holders first effective October 15, 2000 and terminating on October 15, 2003. The December 31, 1999 carrying amount of $2,059,292 is being accreted to the redemption value of $2,370,000 through October 15, 2000. The $276,792 and $395,000 of amortization expense for the years ended December 31, 2000 and 1999 have been charged to accumulated deficit. In August 2000, the Company entered into a put option waiver agreement in which the 790,000 shares of the Company's common stock would not be put back to the Company upon the occurrence of each and all of the certain events.

[9] CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value per share and 1,000,000 shares of preferred stock, $.01 par value per share, of which 1,000 shares [issued and outstanding] have been designated Series B Preferred Stock [liquidation value of $2,500,000] and 1,000 shares [issued and outstanding] have been designated Series C Preferred Stock [liquidation value of $5,000,000] as of December 31, 2000 and 1999.

REDEEMABLE PREFERRED STOCK - The Series B Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $2,500 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days price to the date of conversion, subject to certain limitations. It is redeemable at the option of the Company at a price equal to $2,500 per share, plus all accrued and unpaid dividends. In connection with the issuance of the $2.5 million Series B preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at the date of issuance. The 10% discount of $377,778 is considered a return to the preferred shareholder and recorded as an adjustment to Paid-in-Capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $21,781 and $355,997, respectively. In addition, the holders of the Series B Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults which are not solely withing control of the Company. Dividends are cumulative and are payable quarterly at an annual rate of 5% of $2,500 per share when and as declared by the Board of Directors. The dividend rate will increase to an annual rate of 9% at such time Corpus achieves certain earnings levels and to 20% in March 2004 if the Series B Preferred Stock is outstanding at such time. The Company has accrued $225,000 and $100,000 of dividends as of December 31, 2000 and 1999, respectively. The Series B Preferred Stock has a liquidation preference of $2,500 per share plus all accrued and unpaid dividends [See Note 3].

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[9] CAPITAL STOCK [CONTINUED]

REDEEMABLE PREFERRED STOCK [CONTINUED] - The Series C Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $5,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. It is redeemable at the option of the Company at a price equal to $5,000 per share plus all accrued and unpaid dividends. In connection with the issuance of the Series C preferred stock, a beneficial conversion feature was recognized for the 10% difference between the conversion price of common stock and fair value calculated at date of issuance. The 10% discount of $1,282,247 is considered a return to the preferred shareholder and recorded as an adjustment to paid-in capital. The discount will be amortized from the date of issuance through the date the security is first convertible. For the years ended December 31, 2000 and 1999, the Company amortized the discount of $536,226 and $746,021, respectively. In addition, the holders of the Series C Preferred Stock have the right to demand redemption of their shares at the redemption price upon the occurrence of certain defaults which are not solely within the control of the Company. Dividends are cumulative and are payable quarterly at an annual rate of 9% of $5,000 per share when and as declared by the Board of Directors. The dividend rate increases to 20% in March 2002 if the Series C Preferred Stock is outstanding at such time. The Company has accrued $810,000 and $360,000 of dividends as of December 31, 2000 and 1999, respectively. In September 2000, an agreement was entered into by the Series C Preferred Stock stockholders, an investment banker and the Company whereby the Series C Preferred Stock will convert into common stock at a conversion price of $4.00 per share, subject to certain conditions being met as defined in the agreement, and such common stock will be purchased by the investment banker from the Series C Preferred stockholder.

All accrued dividends to date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series C Preferred stockholder and the Company. The Series C Preferred Stock has a liquidation preference of $5,000 per share plus all accrued and unpaid dividends [See Note 3].

PUT OPTION ON CERTAIN SHARES OF PREFERRED STOCK - In connection with the acquisition of Corpus, the Company issued to the previous owner of Corpus 1,000 of the Company's Series B Preferred Stock shares. Such shares are subject to a put option under which, if Corpus achieves an EBITDA Threshold [as defined in the Certificate of Designation of the Series B Preferred Stock] of at least $1 million for four consecutive fiscal quarters, the holder of the Series B Preferred Stock could sell the 1,000 shares to Corpus at a price of $2,500 per share, plus all accrued but unpaid dividends on the Series B Preferred Stock. The Company would fund such purchase price by issuing promissory notes to the seller. The indebtedness of Corpus under such notes shall bear interest at a rate of 9% per annum, and be payable in equal monthly installments over a period of (i) 120 months with respect to four fifths of the principal amount outstanding, and (ii) 240 months with respect to one fifth of the principal amount outstanding. The indebtedness would be secured by all of the assets of Corpus. This put option is subject to the EBITDA Threshold which has not yet been attained.

CONTINGENT SHARES - MINORITY SHAREHOLDERS - Pursuant to the merger agreement dated May 22, 1998, the former shareholders of USCC-CA were to receive shares contingent and based upon a formula of certain number of shares divided by a required amount of equity or unsecured debt [See Note 3]. The DVI Preferred Stock Series B investment of $2.5 million currently qualifies for such contingent share requirement, however, it is tied to the Corpus EBITDA Threshold. Accordingly, the Company may be required in the future to issue to the minority shareholders 416,667 shares if the EBITDA Threshold is attained and the Preferred Stock Series B is put back to the Company. In April 2000, the Company and the minority shareholders executed an Addendum to the Agreement of Merger, whereby, if the EBITDA Threshold is achieved, and DVI puts the Preferred Stock Series B investment back to the Company as secured debt, then the minority shareholders rights under the original Agreement of Merger will be in effect and they will be issued the 416,667 shares. In December 2000, the right to the contingent shares was terminated by the minority shareholders in conjunction with the merger. In exchange, 690,000 options issued to the minority shareholders under the Company's Incentive Stock Option plan were repriced to an exercise price of $.01 per common share and the exercise period was extended through November 2010 [See Note 3]. At the time of the change in exercise price, the Company recorded non-cash compensation of $1,373,000 based upon the fair market value ["FMV"] of the Company's common stock of $2.00 per share. In accordance with FIN #44, these options will be accounted for as variable price options in future periods. At December 31, 2000, the FMV of the Company's common stock was $2.00 per share.

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

In connection with the Company's reorganization in December 2000, 200,000 options to purchase the Company's common stock at $.01 per share were granted to a former officer of the Company. These options were granted in lieu of cash owed for prior services performed as an officer.

A summary of the Company's stock option activity, and related information follows:

                                                                            Weighted-Average        Weighted-Average
                                                             Options         Exercise Price            Fair Value
                                                             -------         --------------            ----------
Options Outstanding at December 31, 1998                      1,219,000      $           1.51        $            .55
   Granted                                                      250,000                  1.60                    1.12
   Exercised                                                         --                 --                      --
   Forfeited                                                         --                 --                      --
                                                          -------------      ----------------        ----------------

   OPTIONS OUTSTANDING AT DECEMBER 31, 1999                   1,469,000      $           1.53        $            .65
   ----------------------------------------               =============      ================        ================

   OPTIONS EXERCISABLE AT DECEMBER 31, 1999                     304,000      $           1.14        $            .65
   ----------------------------------------               =============      ================        ================

Options Outstanding at December 31, 1999                      1,469,000      $           1.53        $            .65
   Granted                                                      624,000                  1.99                    2.00
   Exercised                                                         --                 --                      --
   Forfeited                                                    (91,667)                 2.00                    2.00
                                                          -------------      ----------------        ----------------

   OPTIONS OUTSTANDING AT DECEMBER 31, 2000                   2,001,333      $           1.52        $            .69
   ----------------------------------------               =============      ================        ================

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[10] STOCK OPTION PLANS [CONTINUED]

                                               December 31, 2000
                                -----------------------------------------------
                                  Options Outstanding     Options Exercisable
                                  -------------------     -------------------
                                  Average    Weighted-                Weighted-
                                 Remaining    Average                  Average
   Range of         Number      Contractual  Exercise      Number     Exercise
Exercise Price    of Options       Life        Price     of Options     Price
--------------    ----------       ----        -----     ----------     -----
    $0.01            500,000       6.70        $0.01       500,000      $0.01
    $1.00            180,000       3.83        $1.00        88,875      $1.00
    $2.00          1,321,333       3.21        $2.00       960,791      $2.00

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

[12] RELATED PARTY TRANSACTIONS [CONTINUED]

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

In April 2000, the Company through its USCC subsidiary, entered into a partnership agreement [USCMC-USCC] with U.S. Cancer Management Corporation, a corporation wholly-owned by a member of the Company's Board of Directors. The partnership is to develop and build outpatient radiation therapy centers in Northern California to service patients of a Northern California based health insurance payor network. Terms of the agreement provide that all profits are distributed 51% to U.S. Cancer Management Corporation and 49% to USCC. In addition, the partnership agreement provides that USCC will be required to provide a total of $300,000 in financing to be paid, as defined in the agreement, over the first 24 months of partnership operations or obtain financing for the development of certain centers. If USCC fails to provide financing its equity interest in the partnership will be reduced from 49% to 5%. As of December 31, 2000, USCMC-USCC had substantially no operations.

The Company leases five of its centers in Florida from entities affiliated with the Chairman of the Board and a member of the Company's Board of Directors. For the year ended December 31, 2000 and 1999, the Company recorded approximately $279,000 and $30,295 of rent expense related to these centers.

See Note 6 for additional related party disclosures.

[13] MEDICAL SERVICE AGREEMENT

In August 1999, the Company entered into a three year medical service agreement with a Northern California based health insurance payor network ["Network"]. Terms of the agreement state that the Company will provide radiation oncology services at agreed upon rates through its Hayward and Stockton facilities in exchange for exclusive patient referrals from the Network. Included in accounts receivable at December 31, 2000 is a net receivable balance of approximately $1,535,000 [net of allowance of $164,000] due under this agreement.

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

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #16
--------------------------------------------------------------------------------

[15] SUBSEQUENT EVENTS [CONTINUED]

In January 2001, in connection with the Company's reorganization, the Company issued 25,000 shares of common stock for legal services and options to purchase 130,000 shares of common stock at an exercise price of $.01 per share to two directors for services performed.

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


                                                                    December 31,
                                                                    ------------
                                                                      2 0 0 0
                                                                      -------
                                                                    [Unaudited]
Pro Forma Balance Sheet Data:
   Total Assets                                                     $37,305,659
                                                                    ===========

   Total Equity                                                     $ 1,908,833
                                                                    ===========

Pro Forma Income Statement Data:
   Net Loss                                                         $   (23,713)
   Preferred Stock Dividends                                          1,433,007
                                                                    -----------

   Net Loss Available to Common Stock Shareholders                  $(1,456,720)
                                                                    ===========

   Basic and Diluted [Loss] Per Common Share                        $      (.16)
                                                                    ===========

   Weighted Average Common Shares Outstanding - Basic and Diluted     9,374,816
                                                                    ===========

In March 2001, the Company issued 175,000 shares of its common stock in connection with a consulting agreement. An amendment to the original agreement provided that the consultant waive his right to receive payment upon closing of the Company's reorganization to March 15, 2001.

On May 10, 2001, the Company reached an agreement to repay a director of the Company for various debt obligations owed by the Company. The agreement provides for the Company to (1) pay a lump sum cash payment of approximately $444,000 and
(2) convert $716,337 of debt obligations, accrued interest and other expenses owed the director into shares of the Company's common stock at a price of $2.00 per share. Terms of the agreement state that the conversion will only occur if, and immediately prior to, the sale of such converted shares at a price of $2.25 per share. Any portion of the indebtedness that does not convert into shares of the Company's common stock by April 2002 will become immediately due and payable at such date [See Notes 6 and 12].

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #17
--------------------------------------------------------------------------------

[16] SUBSEQUENT EVENTS [UNAUDITED]

COMMON STOCK - CONTINGENT - Of the 612,500 contingent shares issued in exchange for $1,225,000 in debt as of December 31, 2000, the holders of 167,5000 shares exercised their option to have the Company repurchase the shares at $2.00 per share plus accrued interest at 10% from the date of the initial contingent conversion. Three holders were issued payments in the amount of $335,000 plus interest in exchange for 167,500 shares of the Company's common stock. Such 167,500 shares repurchased by the Company were retired to treasury stock. In addition, the Company entered into new agreements with several of the contingent shareholders to extend the put option feature of 445,000 shares at a put price of $2.00 per share until December through June 1, 2002. The Company also repriced the exercise price on 190,000 common stock warrants previously issued the convertible debt holders from $2.00 to $.01 in exchange for the holders accepting a conversion extension through June 2001.

[17] RESTATEMENT

In July 2001, the Company became aware that the allowance for contractual adjustments was incorrectly determined. The Company has determined that the allowance was understated and revenue was overstated as of and for the year ended December 31, 2000. The effect of this adjustment is a decrease to pre-tax operating income of $623,810. The Company has also determined to make adjustments to the deferred tax asset and the related income tax benefit for the tax effects of the adjustment to the contractual allowance and the related increase in the net operating loss carryforward. The effect of this adjustment increased the deferred tax asset and the income tax benefit by $217,504.

In addition, in August 2001, the Company determined that it had understated compensation expense during the year ended December 31, 2000 for the reduction in the exercise price of 690,000 stock options held by two directors of the Company in November 2000 [See Note 9]. Under provisions of FIN #44, the Company has recorded an adjustment of $1,373,000 to pre-tax operating income. Due to the tax law regulations regarding treatment of stock options, no income tax adjustment has been recorded pertaining to this adjustment.

Management believes that it has made all of the adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations as of and for the year ended December 31, 2000.

The following tables set forth the adjustment made to the Company's previously issued 2000 consolidated financial statements:

Consolidated Statement of Operations:

                                                      As Previously
                                                        Reported           Adjustments      As Restated
                                                        --------           -----------      -----------
Revenues                                             $     20,632,764   $     (623,810)  $     20,008,954
Operating Expenses                                         17,482,490       (1,373,000)        18,855,490
Other Expenses                                              2,474,151               --          2,474,151
                                                     ----------------   --------------   ----------------

Income Before Minority Interest and Income
   Tax Benefit                                                676,123       (1,996,810)        (1,320,687)
Minority Interest                                            (372,366)              --           (372,366)
Income Tax Benefit                                            199,498          217,504            417,002
                                                     ----------------   --------------   ----------------

Net Income [Loss]                                    $        503,255   $   (1,779,306)  $     (1,276,051)
                                                     ================   ==============   ================

Net Income [Loss]                                    $        503,255                    $     (1,276,051)
Deduct: Preferred Stock Dividends                           1,133,007                           1,133,007
                                                     ----------------                    ----------------

Net [Loss] Used in Per Common Share Calculation      $       (629,752)                   $     (2,409,058)
                                                     ================                    ================

Basic and Diluted [Loss] Per Common Share            $          (0.08)                   $          (0.30)
                                                     ================                    ================

Weighted Average Common Shares Outstanding -
   Basic and Diluted                                        8,024,816                           8,024,816
                                                     ================                    ================

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #18
--------------------------------------------------------------------------------

[17] RESTATEMENT [CONTINUED]

Consolidated Balance Sheet:

                                                   As Previously
                                                     Reported          Adjustments       As Restated
                                                     --------          -----------       -----------
Assets:
Current Assets:
   Cash                                          $        50,696    $           --   $           50,696
   Accounts Receivable - Net                           5,723,858          (623,810)           5,100,048
   Prepaid Expenses and Other                            335,086                --              335,086
   Deferred Income Taxes                                  72,001           217,504              289,505
                                                 ---------------    --------------   ------------------

   Total Current Assets                                6,181,641          (406,306)           5,775,335

Property and Equipment - Net                          14,845,477                --           14,845,477

Deferred Loan Costs [Net of Accumulated
   Amortization]                                         409,716                --              409,716

Excess of Cost Over Fair Value of Net Assets
   Acquired [Net of Accumulated Amortization]         15,415,295                --           15,415,295

Other Assets - Net                                       212,975                --              212,975
                                                 ---------------    --------------   ------------------

   Total Assets                                  $    37,065,104    $     (406,306)  $       36,658,798
                                                 ===============    ==============   ==================

Liabilities and Stockholders' Equity:
Current Liabilities                              $    11,750,742    $           --   $       11,750,742
Long-Term Debt                                        13,202,677                --           13,202,677
Deferred Income Taxes                                    580,378                --              580,378
                                                 ---------------    --------------   ------------------

   Total Liabilities                                  25,533,797                --           25,533,797
                                                 ---------------    --------------   ------------------

Minority Interest                                         72,529                --               72,529
                                                 ---------------    --------------   ------------------

Commitments                                                   --                --                   --
                                                 ---------------    --------------   ------------------

Common Stock - Contingent                              1,225,000                --            1,225,000
                                                 ---------------    --------------   ------------------

Redeemable Preferred Stock                             8,535,000                --            8,535,000
                                                 ---------------    --------------   ------------------

Stockholders' Equity:
   Common Stock                                            7,413                --                7,413
   Additional Paid-in Capital                          4,531,238         1,373,000            5,904,238
   Deferred Compensation                                 (71,050)               --              (71,050)
   Accumulated Deficit                                (2,768,823)       (1,779,306)          (4,548,129)
                                                 ---------------    --------------   ------------------

   Total Stockholders' Equity                          1,698,778          (406,306)           1,292,472
                                                 ---------------    --------------   ------------------

   Total Liabilities and Stockholders' Equity    $    37,065,104    $     (406,306)  $       36,658,798
                                                 ===============    ==============   ==================

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #19
--------------------------------------------------------------------------------

[18] SUBSEQUENT EVENTS [UNAUDITED]

In September 2001, the Company entered into an exchange agreement with DVI Financial Services ["DVI"] [one of our stockholders] whereby DVI exchanged 1,000 shares of Series B Preferred Stock [together with all accrued and unpaid dividends on the Series B Preferred Stock] for an aggregate of 1,337,738 shares of common stock [147,262 shares of common stock were issued to DVI as payment for accrued and unpaid dividends].

In addition, certain rights involving the Series C Preferred Stock and shares of common stock owned by DVI were extended as discussed in the exchange agreement.


                                 . . . . . . . .

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ONCURE TECHNOLOGIES CORP.


Dated:   September 20, 2001                 By: /s/ Jeffrey A. Goffman
                                                ----------------------
                                                Jeffrey A. Goffman
                                                Chief Executive Officer,
                                                President and Director

Dated:  September 20, 2001                  By: /s/ Richard Baker
                                                -----------------
                                                Richard Baker
                                                Chief Financial Officer