Form 10KSB/A
period 2000-12-31
ONCURE TECHNOLGIES CORP
filed 2001-10-18
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Form 10-KSB/A No.2

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

10.7.    Employment Agreement, dated as of May 22, 1998, by and between Douglas
         A. McBride and U.S. Cancer Care.
10.8. Amendment to Employment Agreement, dated as of August 25, 2000, by and between Douglas A. McBride and U.S. Cancer Care.
10.9 Partnership Agreement of USCMC-USCC, dated as of April 2000, by and between U.S. Cancer Care and U.S. Cancer Management Corp.
10.10 Engagement Agreement, dated as of April 21, 2000, by and between Continuum Capital Partners, Inc. and U.S. Cancer Care.
10.11 Professional Services Agreement, dated as of August 1, 1999, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health Care Management Corporation.
10.12 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership.
10.13    Shareholders' Agreement
10.17 Second Assignment of and Amendment to Agreement, dated as of April 1, 2001, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc., USCMC-USCC Partnership and AuSam Medical Group, Inc.
16.0 Letter from former independent auditor, Paritz & Company, P.A. to the SEC. (5)

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



                                            ONCURE TECHNOLOGIES CORP.


Dated:   October 18, 2001                   By: /s/ Jeffrey A. Goffman
                                                ----------------------
                                                Jeffrey A. Goffman
                                                Chief Executive Officer,
                                                President and Director

Dated:   October 18, 2001                   By: /s/ Richard Baker
                                                -----------------
                                                Richard Baker
                                                Chief Financial Officer