Form 10-Q
period 2001-09-30
ONCURE TECHNOLGIES CORP
filed 2001-11-14
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                   7450 EAST RIVER ROAD, SUITE 3, OAKDALE, CA
       95361 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (209) 847-2273


AS OF OCTOBER 31, 2001, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 11,093,222.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                             -------------     ------------
                                                                2 0 0 1            2000
                                                                -------            ----
                                                              [UNAUDITED]      [AS RESTATED
ASSETS:
CURRENT ASSETS:
   Cash                                                      $     982,336     $     50,696
   Accounts Receivable - Net                                     5,815,903        5,100,048
   Prepaid Expenses and Other                                      257,019          335,086
   Deferred Income Taxes                                           506,398          289,505
                                                             -------------     ------------

   TOTAL CURRENT ASSETS                                          7,561,656        5,775,335

PROPERTY AND EQUIPMENT - NET                                    14,480,718       14,845,477

DEFERRED LOAN COSTS [NET OF ACCUMULATED AMORTIZATION]                   -0-         220,611

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                            15,744,275       15,415,295

OTHER ASSETS - NET                                                 781,122          402,080
                                                             -------------     ------------

   TOTAL ASSETS                                              $  38,567,771     $ 36,658,798
                                                             =============     ============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                       -------------     -------------
                                                                           2001              2000
                                                                           ----              ----
                                                                        [UNAUDITED]      [AS RESTATED]
                                                                       -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                    $   2,455,975     $   2,540,706
   Accrued Liabilities                                                     1,626,831         1,260,532
   Notes Payable to Stockholders                                              88,460           360,000
   Lines of Credit                                                         3,827,332         2,602,188
   Current Portion of Long-Term Debt                                       3,429,774         4,987,316
                                                                       -------------     -------------

   TOTAL CURRENT LIABILITIES                                              11,428,372        11,750,742

LONG-TERM DEBT                                                            11,716,460        13,202,677

DEFERRED INCOME TAXES                                                        506,398           580,378
                                                                       -------------     -------------

   TOTAL LIABILITIES                                                      23,651,230        25,533,797
                                                                       -------------     -------------

MINORITY INTEREST                                                            496,957            72,529
                                                                       -------------     -------------

COMMITMENTS                                                                       --                --
                                                                       -------------     -------------
COMMON STOCK-CONTINGENT, 803,188 AND 612,500 SHARES ISSUED
   AND OUTSTANDING AT SEPTEMBER 30, 2001 AND DECEMBER 30, 2000,
   RESPECTIVELY                                                            1,606,336         1,225,000
                                                                       -------------     -------------
REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE,
   1,000 AND 2,000 SHARES ISSUED AND OUTSTANDING [LIQUIDATION
   PREFERENCE $5,000,000 AND $7,500,000] AT SEPTEMBER 30, 2001 AND
   DECEMBER 31, 2000, RESPECTIVELY                                         6,147,500         8,535,000
                                                                       -------------     -------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 2,000 Shares Issued and Outstanding                        6,500,000                --
   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     10,290,054 and 7,412,316 Shares Issued and Outstanding at
       September 30, 2001 and December 31, 2000, Respectively                 10,290             7,413

   Additional Paid-in Capital                                              7,661,890         5,904,238

   Deferred Compensation                                                     (49,000)          (71,050)

   Accumulated Deficit                                                    (7,457,432)       (4,548,129)
                                                                       -------------     -------------

   TOTAL STOCKHOLDERS' EQUITY                                              6,665,748         1,292,472
                                                                       -------------     -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  38,567,771     $  36,658,798
                                                                       =============     =============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                      -------------                      -------------
                                                  2001             2000              2001              2000
                                                  ----             ----              ----              ----
                                              [UNAUDITED]       [UNAUDITED]       [UNAUDITED]       [UNAUDITED]
                                               ---------         ---------         ---------         ---------
REVENUES:
     Net Patient Service Revenues            $  5,102,460      $  4,641,681      $ 16,333,694      $ 14,369,930
     Other Revenues                               145,573            91,192           439,088           293,666
                                             ------------      ------------      ------------      ------------
     TOTAL REVENUES                             5,248,033         4,732,873        16,772,782        14,663,596
                                             ------------      ------------      ------------      ------------
OPERATING EXPENSES:
     Salaries and Benefits                      1,614,571         1,384,341         4,864,596         4,192,064
     Medical Supplies and Services              1,263,198         1,069,610         3,800,472         3,211,544
     General and Administrative                 2,379,726         1,332,221         5,744,730         3,979,604
     Non-Cash Stock Option Compensation                --               _--          (121,434)               --
     Depreciation and Amortization              1,228,005           537,433         2,603,288         1,623,572
                                             ------------      ------------      ------------      ------------

     TOTAL OPERATING EXPENSES                   6,485,500         4,323,605        16,891,652        13,006,784
                                             ------------      ------------      ------------      ------------

     INCOME [LOSS] FROM OPERATIONS             (1,237,467)          409,268          (118,870)        1,656,812
                                             ------------      ------------      ------------      ------------
OTHER INCOME [EXPENSE]:
     Financing Costs                                   --                --          (178,000)               --
     Interest Income                               10,671             7,638            66,700            21,544
     Interest Expense                            (541,961)         (575,596)       (1,707,157)       (1,698,474)
     Amortization of Deferred Loan Costs         (153,696)          (58,530)         (166,658)         (174,016)
     Loss on Disposal of Fixed Assets            (446,763)               --          (446,763)               --
     Other [Expense] - Net                             --            (5,494)               --            (4,037)
                                             ------------      ------------      ------------      ------------

     TOTAL OTHER [EXPENSE] - NET               (1,131,749)         (631,982)       (2,431,878)       (1,854,983)
                                             ------------      ------------      ------------      ------------
     INCOME [LOSS]BEFOREMINORITY
       INTEREST AND INCOME TAX BENEFIT         (2,369,216)         (222,714)       (2,550,748)         (198,171)

MINORITY INTEREST                                (123,243)         (114,753)         (424,428)         (305,626)

INCOME TAX BENEFIT                                155,681            95,912           290,873           312,752
                                             ------------      ------------      ------------      ------------

     NET [LOSS]                              $ (2,336,778)     $   (241,555)     $ (2,684,303)     $   (191,045)
                                             ============      ============      ============      ============

     NET [LOSS]                              $ (2,336,778)     $   (241,555)     $ (2,684,303)     $   (191,045)

DEDUCT: Preferred Stock Dividends                 209,250           143,750           646,750           431,250
        Imputed Non-Cash Preferred
        Stock Dividends                                --           139,502                --           418,506
                                             ------------      ------------      ------------      ------------
NET [LOSS] USED IN PER COMMON
SHARE CALCULATION                            $ (2,546,028)     $   (524,807)     $ (3,331,053)     $ (1,040,801)
                                             ============      ============      ============      ============
BASIC AND DILUTED [LOSS] PER
COMMON SHARE                                 $       (.27)     $       (.07)     $       (.39)     $       (.14)
                                             ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                 9,294,182         7,416,316         8,594,421         7,416,316
                                             ============      ============      ============      ============


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    PREFERRED STOCK
                                 SERIES D    SERIES E
                                 [1,000]      [1,000]   COMMON STOCK            ADDITIONAL                                TOTAL
                                 -------      -------   ------------            ----------                                -----
                                 SHARES]      SHARES]      NUMBER                PAID-IN     DEFERRED    ACCUMULATED   STOCKHOLDERS'
                                 -------      -------      ------                -------     --------    -----------   -------------
                                 AMOUNT       AMOUNT     OF SHARES    AMOUNT     CAPITAL   COMPENSATION    DEFICIT        EQUITY
                                 ------       ------     ---------    ------     -------   ------------    -------        ------
  BALANCE - DECEMBER 31, 1999  $       --   $       --   6,666,942   $ 6,667   $1,699,857   $(100,450)   $(2,995,286)   $(1,389,212)

Acquired Equity of Shell in
  Stock Acquisition                    --           --   1,357,874     1,358     (235,710)         --             --       (234,352)
Dividends Accrued on
  Preferred Stock                      --           --          --        --     (575,000)         --             --       (575,000)
Amortization of Discount on
  Preferred Stock                      --           --          --        --     (558,007)         --             --       (558,007)
Amortization of Common Stock
  Subject to Repurchase                --           --          --        --           --          --       (276,792)      (276,792)
Common Stock Subject to
  Repurchase - Put Option
  Waived                               --           --     790,000       790    2,369,210          --             --      2,370,000
Private Placement Promissory
  Notes Converted to Common
  Stock                                --           --     912,500       913    1,824,087          --             --      1,825,000
Amortization of Deferred
  Compensation                         --           --          --        --           --      29,400             --         29,400
Warrants Exercised                     --           --     448,575       449        4,037          --             --          4,486
Variable Stock Options Award
  Adjustment                           --           --          --        --    1,373,000          --             --      1,373,000
Net Loss                               --           --          --        --           --          --     (1,276,051)    (1,276,051)
Recapitalization Adjustment            --           --  (2,763,575)   (2,764)       2,764          --             --             --
                               ----------   ----------  ----------   -------   ----------   ---------    -----------    -----------
  BALANCE - DECEMBER 31, 2000
    [AS RESTATED]                      --           --    7,412,31     7,413    5,904,238     (71,050)    (4,548,129)     1,292,472

Preferred Stock Issued for
  Acquisition                   2,500,000           --          --        --           --          --             --      2,500,000
Preferred Stock Issued for
  Cash                                 --    4,000,000          --        --           --          --             --      4,000,000
Dividends Accrued on
  Preferred Stock                      --           --          --        --     (421,750)         --             --       (421,750)
Dividends Paid on
  Preferred Stock                      --           --          --        --           --          --       (225,000)      (225,000)
Costs Associated with
  Offering                             --           --          --        --     (653,836)         --             --       (653,836)
Common Stock Exchanged for
  Preferred Stock                      --           --   1,337,738     1,337    2,807,913          --             --      2,809,250
Common Stock Issued for
  Services                             --           --     355,000       355         (355)         --             --             --
Common Stock Issued for Debt           --           --     175,000       175       59,825          --             --         60,000
Exercise of Options and
  Warrants                             --           --   1,010,000     1,010        9,090          --             --         10,100
Amortization of Deferred
  Compensation                         --           --          --        --           --      22,050             --         22,050
Variable Stock Options
  Award Adjustment                     --           --          --        --     (380,134)         --             --       (380,134)
Compensation from Issuance
  of Stock Options                     --           --          --        --      258,700          --             --        258,700
Warrants Issued Debt Holders           --           --          --        --      178,000          --             --        178,000
Recapitalization Adjustment            --           --          --        --      (99,801)         --             --        (99,801)
Net Loss                               --           --          --        --           --          --     (2,684,303)    (2,684,303)
                               ----------   ----------  ----------   -------   ----------   ---------    -----------    -----------
  BALANCE - SEPTEMBER 30, 2001
    [UNAUDITED]                $2,500,000   $4,000,000  10,290,054   $10,290   $7,661,890   $ (49,000)   $(7,457,432)    $6,665,748
                               ==========   ==========  ==========   =======   ==========   =========    ===========    ===========



See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                               2001            2000
                                                                               -----            ----
                                                                            [UNAUDITED]      [UNAUDITED]
  NET CASH - OPERATING ACTIVITIES                                          $    452,734     $   1,547,766
                                                                           ------------     -------------
INVESTING ACTIVITIES:
  Loan to USCMC-USCC Partnership                                               (551,343)               --
  Purchases of Property and Equipment                                          (397,046)       (3,393,873)
                                                                           ------------     -------------
  NET CASH-INVESTING ACTIVITIES                                                (948,389)       (3,393,873)

FINANCING ACTIVITIES:
  Preferred Stock Issued                                                      4,000,000                --
  Private Placement Offering Costs                                             (653,836)               --
  Dividends Paid                                                               (225,000)               --
  Redemption of Common Stock-Contingent                                        (260,000)               --
  Common Stock Issued                                                            10,100             4,486
  Proceeds from Long-Term Debt                                                1,500,000         2,960,473
  Repayments of Long-Term Debt                                               (4,169,113)       (1,262,176)
  Proceeds from Short-Term Borrowing                                         16,184,660        12,227,406
  Payments under Short-Term Borrowing                                       (14,959,516)      (12,109,104)
                                                                           ------------     -------------
  NET CASH - FINANCING ACTIVITIES                                             1,427,295         1,821,085
                                                                           ------------     -------------
  NET INCREASE [DECREASE] IN CASH                                               931,640           (25,022)

CASH - BEGINNING OF PERIODS                                                      50,696            25,332
                                                                           ------------     -------------
  CASH - END OF PERIODS                                                    $    982,336     $         310
                                                                           ============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                                               $  1,693,000     $   1,682,000
    Income Taxes                                                           $      6,000     $          --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Effect of Acquisitions:
    Excess of Purchase Price over Fair Value of Net
      Assets Acquired                                                      $    940,967     $          --
    Other Assets Acquired                                                       342,493                --
    Property and Equipment                                                    1,250,000                --
                                                                           ------------     -------------
    Total Assets Acquired - Net of Cash                                       2,533,460                --

    Accounts Payable                                                             33,460                --
    Issuance of Preferred Stock                                               2,500,000                --
                                                                           ------------     -------------
    CASH PAID FOR ACQUISITIONS                                             $         --     $          --
                                                                           ============     =============
  Preferred Stock Issued for Acquisition                                   $  2,500,000     $          --
  Common Stock Exchanged for Redeemable Preferred Stock                    $  2,809,250     $          --
  Debt Converted to Equity                                                 $     60,000     $          --
  Debt Converted to Contingent Shares                                      $    716,336     $          --
  Dividends Accrued                                                        $    421,750     $     431,250
  Common Stock-Contingent to be Redeemed                                   $     75,000     $          --



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

The accompanying unaudited consolidated financial statements of OnCure have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB (as amended to date) for the year ended December 31, 2000.


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Significant Accounting Policies followed by the Company are set forth in
Note 2 to the Company's consolidated financial statements in the December 31, 2000 Form 10-KSB.


[3] CAPITAL STOCK

In September 2001, the Corporation entered into an exchange agreement with DVI Financial Services Inc. (one of the Corporation's shareholders) whereby DVI exchanged 1,000 shares of its Series B Cumulative Accelerating Redeemable Preferred Stock, Liquidation Preference Value of $2,500,000, together with all accrued and unpaid dividends on the Series B Stock of $309,250, for an aggregate of 1,337,738 shares of the Corporation's common stock. The exchange value for the Preferred Stock and accrued and unpaid dividends was $2.10 per share. As a provision of this agreement, DVI agreed not to exercise its right to convert its shares of the Series C Cumulative Accelerating Redeemable Preferred Stock into shares of the Corporation's common stock until September 7, 2002.

In May 2001, the holders of 167,500 shares of common stock exercised their option to have the Company repurchase their shares at $2.00 per share plus interest at 10% from the date of the initial conversion. The Company redeemed 130,000 shares in the quarter ended September 30, 2001 and will redeem the remaining shares in the quarter ending December 31, 2001. The 130,000 shares repurchased by the Company, and all additional shares that are repurchased by the Company, will be cancelled.


[4] OTHER ASSETS

At September 30, 2001, the Company had total Other Assets of $781,122, comprised principally of a $734,000 loan receivable from the USCMC-USCC Partnership. The Company has a 49% equity interest in the USCMC-USCC Partnership, which has an agreement with Kaiser Permanente to develop radiation therapy cancer treatment centers in Northern California to service Kaiser's members.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2


[5] RESTRUCTURING CHARGES

     During the quarter ended September 30, 2001 the Company recorded non-cash charges of approximately $1.7 million due to the disposal and write-off of certain assets and the Company's agreement with Kaiser Permanente, which requires certain adjustments to the Company's receivables from Kaiser Permanente. As a result of negotiations with Kaiser Permanente, the Company incurred charges totaling approximately $531,000 for management fees and other reimbursable expenses, that were originally due under the contract had performance goals been achieved. These charges were recorded as a contractual adjustment thus reducing revenue for the current period. Additionally, the Company recorded a loss of nearly $447,000 on the disposal of certain obsolete medical equipment and $684,000 on the write-off of certain assets, primarily computer software and capitalized loan fees. The computer software write-off was charged to depreciation expense and the capitalized loan fees were charged to amortization of deferred loan costs.

[6] SUBSEQUENT EVENTS

     On October 23, 2001, the Company's wholly owned subsidiary, U.S. Cancer Care, Inc., filed a lawsuit in the Superior Court of the State of California for the County of Alameda against Dr. John J. Fuery (a member of the Board of Directors), the Oncology Corporation (a company controlled by Dr. Fuery), W. Brian Fuery (the son of Dr. Fuery and a former member of the Board of Directors), Stunner Corporation (a company controlled by Mr. Fuery) and U.S. Cancer Management Corporation (a company controlled by Mr. Fuery). The complaint includes the following allegations:

o Mr. Fuery, while serving as the Company's Chief Executive Officer and a member of the Board, caused the Company to enter into a warehouse lease with a corporation controlled by him without notifying or seeking the approval of the Board. The Company is seeking rescission of the lease and repayment of $28,476 rent paid under the lease.

o Mr. Fuery, while serving as the Company's Chief Executive Officer and a member of the Board, operated a corporation controlled by him out of the Company's principal executive office in Walnut Creek, California. The Company is seeking unspecified monetary damages in connection with this claim.

o Dr. Fuery, while serving as a member of the Board, misrepresented the quality of certain medical equipment sold to the Company by a corporation controlled by him. The Company is seeking the recovery of the consideration paid for such equipment and unspecified monetary damages in connection with this claim.

o Dr. Fuery, while serving as a member of the Board, interfered with the operations of the Company. The Company seeks unspecified monetary damages in connection with this claim.

o Certain forfeiture provisions of the Company's partnership agreement with a corporation controlled by Mr. Fuery are unenforceable.

     On November 1, 2001, the Company terminated for cause the Medical Services Agreement with Cancer Center Medical Group, Inc (a company controlled by Dr. John J. Fuery) and Valley Regional Cancer Center Partnership (a partnership for which Cancer Center Medical Group is the managing partner). The Company is seeking to enter into a Locum Tenens Agreement with qualified physicians to provide medical

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3


services for the patients of the Modesto cancer treatment center. The Company believes that the termination of the Medical Services Agreement will not have a materially adverse affect on the Company's financial position or results of operations.

     On November 1, 2001, the Company terminated a Locum Tenens Medical Services Agreement with the Valley Regional Cancer Center Partnership (a partnership for which Cancer Center Medical Group is the managing partner) to provide medical services for the Turlock cancer treatment center. The Company is seeking to enter into a Locum Tenens Agreement with qualified physicians to provide medical services for the patients of the Turlock cancer treatment center. The Company believes that the termination of the Locum Tenens Agreement with Valley Regional Cancer Center Partnership will not have a materially adverse affect on the Company's financial position or results of operations.


[7] NEW AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

     The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" in June 2001. Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over that useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

     The FASB has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.


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

     The Company's operations are conducted through its wholly owned subsidiary, U.S. Cancer Care, Inc. For this reason, the following discussion reflects the results of operations of U.S. Cancer Care, Inc.


THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
--------

     Revenues for the third quarter ended September 30, 2001 totaled $5.25 million, an increase of $515,160 (or 10.9%) as compared to the same period of the preceding year.

     A majority of our revenues come from one source, patient services. Net patient service revenues for the third quarter ended September 30, 2001 totaled approximately $5.1 million, an increase of $460,779 (or

9.9%) as compared to the same period of the preceding year. The increase is due to the realization of net patient service revenues of: (i) $556,122 from our mobile Positron Emission Tomography ("PET") scanner, which was placed in service in November 2000; and (ii) $448,865 at our Florida Cancer Center-Beaches, which was acquired in January 2001. The increase in net patient service revenue was partially offset by a decrease in net revenues at the Modesto and Wells Centers of $212,615 and $150,139, respectively.

     Revenues from all other sources totaled $145,573 and $91,192 for the quarters ended September 30, 2001 and 2000, respectively. The increase is attributable to our receipt of management fees pursuant to the partnership agreement that we entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.

OPERATING EXPENSES
------------------

     Operating expenses totaled $6,485,500 for the third quarter ended September 30, 2001, an increase of $2,161,895 (or 50.0%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                          PERCENTAGE OF OUR    PERCENTAGE OF OUR
EXPENSES                                    2001 REVENUES        2000 REVENUES
--------                                    -------------        -------------
1. Salary and Benefits                           31%                  29%
2. Medical Supplies and Services                 24%                  23%
3. General and Administrative Expense           45%                  28%
4. Depreciation and Amortization                 23%                  11%

     Expenses for salaries and benefits totaled $1,614,571 for the third quarter ended September 30, 2001, an increase of $230,230 (or 16.6%) as compared to the same period of the preceding year. The increase is attributable to an increase for salaries and benefits in the amount of: (i) $243,750 at our four Florida FROG Centers (which employed professional staff previously retained on a consulting agreement with the local hospital); (ii) $40,380 from our mobile PET scanner (which was placed in service in November 2000); and (iii) $48,644 at our Florida Cancer Center-Beaches (which was acquired in January 2001). These increases were partially offset by reduced expenses at our Modesto Center of $30,544..

     Expenses for medical supplies and services totaled $1,263,198 for the third quarter ended September 30, 2001, an increase of $193,588 (or 18.1%) as compared to the same period of the preceding year. The increase is due to an increase in expenses for medical supplies and services in the amount of $250,627 from our mobile PET scanner and $121,919 at our Florida Cancer Center-Beaches.

     General and administrative expenses totaled $2,379,726 for the third quarter ended September 30, 2001, an increase of $1,047,505 (or 78.6%) as compared to the same period of the preceding year. The increase is attributable to an increase in expenses of $80,368 for rent and $119,069 for repairs and maintenance at our newly acquired facilities. In addition, the costs for temporary professional staff increased by $335,628 due to the shortage of therapists and physicists. The costs for professional fees increased by $432,867 due primarily to the cost of public filings.

     Operating expenses for depreciation and amortization totaled $1,228,005 for the third quarter ended September 30, 2001, an increase of $690,572 (or 128.5%) as compared to the same period of the preceding year. The increase is due to an increase of: (i) $100,110 in depreciation expense at our newly acquired facilities; (ii) a $224,717 adjustment to depreciation expense to depreciate leasehold improvements over the life of the lease; and (iii) $217,236 to fully expense the cost of software development which is currently inoperable and which was previously capitalized and amortized over a five year period.

INCOME/LOSS FROM OPERATIONS
---------------------------

     The Company reported a loss from operations of $1,237,467 for the third quarter ended September 30, 2001. For the same period of the preceding year, the Company recorded income from operations of $409,268. The decrease is attributable to: (i) increased compensation costs for permanent and temporary professional staff; (ii) the professional fees for public filings; (iii) adjustment of management fees and reimbursable expenses under the Kaiser Permanente contract; and (iv) the write-off of certain assets, primarily computer software and capitalized loan costs.

OTHER EXPENSES
--------------

     Net other expenses totaled $1,131,749 for the third quarter ended September 30, 2001, an increase of $499,767 (or 79.1%) as compared to the same period of the preceding year.

     The largest portion of our net other expenses is interest expense. Interest expense for the third quarter ended September 30, 2001 totaled $541,961. As compared to the three months ended September 30, 2000, this represents a decrease of $33,635 (or 5.8%). This decrease is attributable to the reduction in the amount of long term debt.

     In addition, the Company recorded a loss of $446,763 on disposal of certain equipment, which had been held in storage and deemed to have no useable value in the business or any recoverable value from sale to a third party.

NET LOSS
--------

     The Company reported a loss of $2,336,778 for the third quarter ended September 30, 2001, as compared to a net loss of $241,555 for the third quarter ended September 30, 2000. During the third quarter of 2001, the Company recorded non-cash charges of approximately $1,700,000. The charges included an adjustment for non-recoverable management fees and reimbursable expenses under the Kaiser Permanente contract of $531,000; the loss on disposal of certain obsolete medical equipment of $447,000; and the write-down of certain assets, principally computer software and capitalized loan fees, of $684,000. Other factors that contributed to the loss were the increased compensation costs for permanent and temporary professional staff of $335,628 and the costs of professional fees for public filings of $432,867.

NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $2,546,028 or $(.27) per common share for the three months ended September 30, 2001. The net loss attributable to our common stock reflects an additional $209,250 charge resulting from accrued cumulative preferred stock dividends of $134,250 and cash dividends paid of $75,000 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
--------

     Revenues for the nine months ended September 30, 2001 totaled $16.8 million, an increase of $2.1 million (or 14.4%) as compared to the same period of the preceding year.

     Net patient service revenues for the nine months ended September 30, 2001 totaled approximately $16.3 million, an increase of $2.0 million (or 13.7%) as compared to the same period of the preceding year. The increase is due to the realization of net patient service revenues of: (i) $437,410 at our St. Teresa Cancer Comprehensive Center, which was opened in June 2000; (ii) $1,232,312 by our mobile Positron Emission Tomography ("PET") scanner, which was placed in service in November 2000; and (iii) $1,048,574 at our Florida Cancer Center-Beaches, which was acquired in January 2001. This increase in net patient service revenue was partially offset by a decrease in net revenue at the Wells Center of $1,028,519.

     Revenues from all other sources totaled $439,088 and $293,666 for the nine month periods ended September 30, 2001 and 2000, respectively. The increase is due to the receipt of management fees pursuant to the partnership agreement that we entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.

OPERATING EXPENSES
------------------

     Operating expenses totaled $16.9 million for the nine months ended September 30, 2001, an increase of $3.9 million (or 29.9%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                         PERCENTAGE OF OUR     PERCENTAGE OF OUR
EXPENSES                                   2001 REVENUES         2000 REVENUES
--------                                   -------------         -------------
1. Salary and Benefits                          29%                   29%
2. Medical Supplies and Services                23%                   22%
3. General and Administrative Expense           34%                   27%
4. Depreciation and Amortization                15%                   11%

     Expenses for salaries and benefits totaled $4.9 million for the nine months ended September 30, 2001, an increase of $672,532 (or 16.0%) as compared to the same period of the preceding year. The increase is due to an increase in expenses for salaries and benefits in the amount of: (i) $509,941 at our four Florida FROG Centers (which employed professional staff previously retained on a consulting agreement with the local hospital); (ii) $117,632 from our mobile PET scanner (which was placed in service in November 2000); and (iii) $107,034 at our Florida Cancer Center-Beaches (which was acquired in January 2001). The increase in expenses also reflects an overall increase in the cost of labor associated with the shortage of therapists and physicists.

     Expenses for medical supplies and services totaled $3.8 million for the nine months ended September 30, 2001, an increase of $588,928 (or 18.3%) as compared to the same period of the preceding year. The increase is due to an increase in expenses for medical supplies and services in the amount of (i) $125,744 at our St. Teresa Cancer Comprehensive Center; (ii) $567,108 from our mobile PET scanner; and (iii) $270,088 at our Florida Cancer Center-Beaches. The cost of medical supplies and services decreased at the Wells and Modesto Centers by $205,481 and $143,893, respectively, due to the decrease in the number of average daily treatments.

            General and administrative expenses totaled $5.7 million for the nine months ended September 30, 2001, an increase of $1.8 million (or 44.4%) as compared to the same period of the preceding year. This increase is attributable to an increase in expenses incurred at all treatment centers of: (i) $254,458 for rent; (ii) $198,917 for repairs and maintenance; and (iii) $55,431 for utilities. In addition, the costs for temporary professional staff increased by $565,250, over the same period as a year ago, due to the shortage of therapists and physicists. The costs for professional fees increased by $551,052 due primarily to the cost of public filings.

     The Company recorded a net benefit of $121,434, for the nine months ended September 30, 2001, relating to stock options granted to two directors. A benefit of $380,134 was recorded to recognize the variable compensation expense for options re-priced at exercise prices below fair market value. The benefit occurred due to the decrease in the fair market value of the Company's common stock from December 31, 2000 to the time of exercise of the options. An expense of $258,700 was recorded to recognize the compensation expense for options granted in January 2001 at exercise prices below fair market value.

     Operating expenses for depreciation and amortization totaled $2.6 million for the nine months ended September 30, 2001, an increase of $979,716 (or 60.3%) as compared to the same period of the preceding year. This increase is due to an increase of: (i) $343,699 in depreciation expense at our newly acquired facilities; (ii) $224,717 adjustment to depreciation expense to depreciate leasehold improvements over the life of the lease; and (iii) $217,236 to expense the cost of software development which is currently inoperable and which was previously capitalized and amortized over a five year period.

INCOME/LOSS FROM OPERATIONS
---------------------------

     The Company recorded a loss from operations of $118,870 for the nine months ended September 30, 2001. As compared to the same period of the preceding year, income from operations totaled $1.7 million. The decrease is attributable to:
(i) increased compensation costs for permanent and temporary professional staff;
(ii) the professional fees for public filings; (iii) adjustment of management fees and reimbursable expenses under the Kaiser Permanente contract; and (iv) the write-off of certain assets, primarily computer software and capitalized loan costs.

OTHER EXPENSES
--------------

     Net other expenses totaled $2.4 million for the nine months ended September 30, 2001, an increase of $576,895 (or 31.1%) as compared to the same period of the preceding year.

     The largest portion of our net other expenses is interest expense. Interest expense for the nine months ended September 30, 2001 totaled $1.7 million. As compared to the nine months ended September 30, 2000, this represents an increase of $8,683 (or .5%).

     In addition, the Company recorded a finance cost of $178,000 for the nine months ended September 30, 2001. This charge recognizes the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.

     The Company also recorded a loss of $446,763 on the disposal of certain equipment, which had been held in storage and deemed to have no useable value in the business or any recoverable value from sale to a third party.

NET LOSS
--------

     The Company reported a net loss of $2.7 million for the nine months ended September 30, 2001, as compared to a net loss of $191,045 for the nine months ended September 30, 2000. During the quarter ended September 30, 2001, the Company recorded non-cash charges of approximately $1,700,000. The charges included an adjustment for non-recoverable management fees and reimbursable expenses under the Kaiser Permanente contract of $531,000; the loss on disposal of certain obsolete medical equipment of $447,000; and the write-down of certain assets, principally computer software and capitalized loan fees, of $684,000. Other factors that contributed to the loss were the increased compensation costs for permanent and temporary professional staff of $565,250 and the costs of professional fees for public filings of $551,052.

NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $3.3 million or $(.39) per common share for the nine months ended September 30, 2001. The net loss attributable to our common stock reflects a $646,750 charge resulting from accrued cumulative preferred stock dividends of $421,750 and cash dividends paid of $225,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has instituted a plan to reduce our outstanding debt and to improve our financial condition. As a result, management has undertaken various initiatives to raise cash for investments in revenue growth and to reduce debt. In addition, management has developed and is implementing a cost reduction program to improve the cash flows and profitability. This plan seeks to reduce annual operating costs by approximately $1.2 million in 2002.

INDEBTEDNESS
------------

     In the first nine months of 2001, the Company reduced term debt by $1.8 million. Our long-term debt at September 30, 2001 consisted of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001 and 2019    $ 18,973,566
Notes payable to related parties, bearing interest at 9%, maturing 2006                    88,460
                                                                                     ------------
Total                                                                                  19,062,026

Less: Current Maturities                                                                7,345,566
                                                                                     ------------
                                                                                     $ 11,716,460
                                                                                     ============


     The Company has entered into three seperate loan and security agreements with DVI Financial Services Inc., pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under these agreements is $3.2 million, with advances limited to eighty-five percent (85%) of eligible accounts receivable. Borrowings under these agreements bear interest at rates that range between 2% to 2.25% over the prime lending rate. The Company's obligations under these agreements are collateralized through a grant of a first security interest in the accounts receivable of several of the Company's treatment centers.

Each agreement contains customary affirmative and negative covenants and automatically renews for a one year term unless terminated by either the Company or DVI. Borrowings under these agreements are used to fund working capital needs and to fund the development of new centers. At September 30, 2001, we had approximately $2.8 million of borrowings under these agreements.

     We also entered into a secured loan agreement with Merrill Lynch Bank USA, which expires on March 20, 2006. The maximum amount available under this credit facility is $1,035,000. Borrowings under this line of credit bear interest at 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At September 30, 2001, we had approximately $1,025,000 of borrowings under this credit facility.

     During the quarter ended September 30, 2001, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services and Merrill Lynch Bank USA.

CASH AND CASH EQUIVALENTS
-------------------------

     As of September 30, 2001, the Company had: (i) cash and cash equivalents of $982,336 (an increase of $931,640 from September 30, 2000); and (ii) a working capital deficit of approximately $3.8 million (an increase of approximately $930,000 from September 30, 2000). Of our current liabilities at September 30, 2001, lines of credit total approximately $3.8 million. The cash requirements for our credit lines are limited to monthly interest payments and payments to reduce the credit lines to the available borrowing base.

     Net cash provided by our operations totaled $452,734 for the nine month period ended September 30, 2001. Our net cash utilized consists of: (i) our net loss of $2,684,303 and (ii) our non-cash and operating asset and liability adjustments of $3,137,037.

     During the first nine months of 2001, our investing activities utilized $397,046 of cash for the purchase of property and equipment. In addition, we loaned $551,343 to our partnership with United States Cancer Management Corporation to build cancer treatment centers in a venture with Kaiser Permanente. Net cash generated from our financing activities amounted to $1,427,295. Net proceeds from short-term borrowing amounted to $1,225,144. Cash generated from our financing activities include: (i) $4,000,000 from the issuance of our Series E Preferred Stock; and (ii) $1,500,000 of secured debt from DVI Financial Services, Inc. We utilized approximately $4,823,000 of the cash generated from our financing activities for the payment of long-term debt and private placement costs.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 23, 2001, the Company's wholly owned subsidiary, U.S. Cancer Care, Inc., filed a lawsuit in the Superior Court of the State of California for the County of Alameda against Dr. John J. Fuery (a member of the Board of Directors), the Oncology Corporation (a company controlled by Dr. Fuery), W. Brian Fuery (the son of Dr. Fuery and a former member of the Board of Directors), Stunner Corporation (a company controlled by Mr. Fuery) and U.S. Cancer Management Corporation (a company controlled by Mr. Fuery). The complaint includes the following allegations:

o Mr. Fuery, while serving as the Company's Chief Executive Officer and a member of the Board, caused the Company to enter into a warehouse lease with a corporation controlled by him without notifying or seeking the approval of the Board. The Company is seeking rescission of the lease and repayment of $28,476 rent paid under the lease.

o Mr. Fuery, while serving as the Company's Chief Executive Officer and a member of the Board, operated a corporation controlled by him out of the Company's principal executive office in Walnut Creek, California. The Company is seeking unspecified monetary damages in connection with this claim.

o Dr. Fuery, while serving as a member of the Board, misrepresented the quality of certain medical equipment sold to the Company by a corporation controlled by him. The Company is seeking the recovery of the consideration paid for such equipment and unspecified monetary damages in connection with this claim.

o Dr. Fuery, while serving as a member of the Board, interfered with the operations of the Company. The Company seeks unspecified monetary damages in connection with this claim.

o Certain forfeiture provisions of the Company's partnership agreement with a corporation controlled by Mr. Fuery are unenforceable.


ITEM 2. CHANGES IN SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

     In September 2001, the Company issued 1,337,738 shares of its common stock to DVI Financial Services Inc. (a shareholder of the Company) in connection with an agreement between the Company and DVI. Pursuant to the terms of the agreement, DVI exchanged 1,000 shares of the Company's Series B Preferred Stock held by it, together with all accrued and unpaid dividends on the Series B Preferred Stock, for an aggregate of 1,337,738 shares of the Company's common stock (147,262 shares of common stock were issued as payment for accrued and unpaid dividends). This transaction was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the third quarter ended September 30, 2001, the Company was not in material default on any indebtedness exceeding five (5%) of its assets or dividends payable on its Series C, D and E Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the third quarter ended September 30, 2001, no matters were submitted to a vote of the Company's shareholders.

ITEM 5. OTHER INFORMATION

     The Company has nothing further to report for the third quarter ended September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         10.18 Share Exchange Agreement, dated as of September 7, 2001, by and between OnCure Technologies Corp. and DVI Financial Services.

     (b) Current Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ONCURE TECHNOLOGIES CORP.

Dated: November 14, 2001                      By: /s/ Jeffrey A. Goffman
                                                  ----------------------
                                                  Jeffrey A. Goffman
                                                  President, Chief Executive
                                                  Officer and Director

                                                  /s/ Rick Baker
                                                  --------------
                                                  Rick Baker
                                                  Senior Vice President and
                                                  Chief Financial Officer

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

PART II - OTHER INFORMATION.............................................................................15

     ITEM 1.  LEGAL PROCEEDINGS.........................................................................15
     ITEM 2.  CHANGES IN SECURTIES......................................................................15
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................15
     ITEM 4.  OTHER INFORMATION.........................................................................16
     ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................16

SIGNATURES..............................................................................................16