Form 10KSB40
period 2001-12-31
ONCURE TECHNOLGIES CORP
filed 2002-04-01
CIK 1039646

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

               7450 East River Road, Suite 300, Oakdale, CA 95361
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (209) 847-2273

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

               Securities registered pursuant to Section 12(g) of
                               the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The registrant's revenues for its most recent fiscal year were $22,732,308.

As of March 25, 2001, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock on the OTC Bulletin Board on such date, was $4,959,960. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 25, 2001, the number of shares outstanding of the registrant's common stock was 10,908,638.

                               TABLE OF CONTENTS

                                    .........

PART I                                                                                     Page
                                                                                           ----
     ITEM 1.  DESCRIPTION OF BUSINESS........................................................1
     ITEM 2.  DESCRIPTION OF PROPERTY.......................................................17
     ITEM 3.  LEGAL PROCEEDINGS.............................................................19
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................20

PART II
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER..............................21
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION ....................23
     ITEM 7.  FINANCIAL STATEMENTS..........................................................31
     ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE....................................................................31

PART III
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
              WITH SECTION 16 (a) OF THE EXCHANGE ACT.......................................32
     ITEM 10. EXECUTIVE COMPENSATION........................................................35
     ITEM 11. PRINCIPAL STOCKHOLDERS........................................................39
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..........................41
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................................43

                           FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report that are not historical facts constitute "forward-looking statements." Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, finance, complete and integrate acquisitions and joint venture opportunities, the ability to successfully restructure under-performing facilities, the ability to meet capital requirements, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions, which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

                                     PART I

INTRODUCTION

     Throughout this Annual Report, the terms "OnCure", the "Company", "we", "us" and "our" refer to OnCure Technologies Corp. and its subsidiaries, except where it is made clear that such terms mean only OnCure Technologies Corp. or an individual subsidiary.

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

     The Company was incorporated in June 1993 under the laws of the State of Florida. The Company conducts its business principally through its wholly-owned subsidiary U.S. Cancer Care, Inc. Prior to the Company's reorganization with U.S. Cancer Care, Inc. on December 5, 2000, the Company did not conduct substantive business operations.

     U.S. Cancer Care, Inc. was incorporated in May 1998 under the laws of the State of Delaware for the purpose of managing and operating outpatient radiation therapy cancer treatment centers.

OVERVIEW

     The Company owns, operates and manages thirteen (13) radiation cancer treatment centers. Our centers are designed and equipped to provide diagnostic and treatment programs to cancer patients on an outpatient basis. We do not own physician practices nor do we maintain any control over the provision of medical services at our centers. We do, however, provide capital and management resources to our affiliated physician groups, including clinical management, billing and collection, data warehousing and other administrative services. See "Management Information Systems" on page 6.

     Our goal is to become a leading network provider of radiation therapy services in the United States through strategic relationships, new center developments, prudent acquisitions and internal growth. The services we provide are predicated upon state-of-the-art information systems and the delivery of superior university level care in a cost efficient manner.

         Set forth on the charts below are the names and locations of each of our facilities and the approximate number of patients which could be treated at the facility on a daily basis.

         CALIFORNIA

--------------------------------------------------------------------------------
FACILITY                                     CAPACITY TO TREAT ON A DAILY BASIS

--------------------------------------------------------------------------------
EAST BAY REGIONAL CANCER CENTER                                 100 patients
1034 A Street
Hayward, CA 94541
--------------------------------------------------------------------------------
ST. TERESA COMPREHENSIVE CANCER CENTER                          100 patients
4722 Quail Lakes Drive
Stockton, CA 95207
--------------------------------------------------------------------------------
SONORA CANCER CENTER                                            100 patients
1 South Forest Road
Sonora, CA 95370
--------------------------------------------------------------------------------
TURLOCK REGIONAL CANCER CENTER                                  100 patients
1051 East Tuolumne Road, Suite 103
Turlock, CA 95682
--------------------------------------------------------------------------------
VALLEY REGIONAL CANCER CENTER 1                                 100 patients
1316 Nelson Avenue
Modesto, CA 95350
--------------------------------------------------------------------------------
VALLEY REGIONAL CANCER CENTER 2*                                100 patients
1524 McHenry Ave.
Modesto, CA 95350
--------------------------------------------------------------------------------

         FLORIDA

--------------------------------------------------------------------------------
FACILITY                                     CAPACITY TO TREAT ON A DAILY BASIS

--------------------------------------------------------------------------------
FL CANCER CENTER - BEACHES                                      100 patients
1375 Roberts Drive
Jacksonville Beach, FL 32250
--------------------------------------------------------------------------------
FL CANCER CENTER - ORANGE PARK                                  100 patients
2161 Kingsley Ave.
Orange Park, FL 32073
--------------------------------------------------------------------------------
FL CANCER CENTER - PALATKA                                      100 patients
600 Zeagler Drive
Palatka, FL 32178
--------------------------------------------------------------------------------
FL CANCER CENTER - ST. JOHNS                                    100 patients
300 Health Park Blvd., Suite 1008
St. Augustine, FL 32086
--------------------------------------------------------------------------------
FLORIDA CANCER CENTER -                                         100 patients
WELLS COMPLEX CLINIC
3599 University Blvd. S., Suite 1500
Jacksonville, FL 32216
--------------------------------------------------------------------------------
RADIATION ONCOLOGY CENTER OF BRADENTON                          100 patients
6215 21st Ave. W., Suite B
Bradenton, FL 34209
--------------------------------------------------------------------------------

         TEXAS

-------------------------------------------------------------------------------
FACILITY                                     CAPACITY TO TREAT ON A DAILY BASIS

-------------------------------------------------------------------------------
CALALLEN REGIONAL CANCER CENTER                                 100 patients
14120 F.M. 624
Corpus Christi, TX 78410
-------------------------------------------------------------------------------

         * The Company intends to close Valley Regional Cancer Center 2 due to its history of losses, and to realize the benefit of cost savings by consolidating such center with the Company's other center in Modesto.

         The Company's centers in Beaches, Corpus Christi, Orange Park, Palatka and Stockton are "comprehensive" cancer treatment centers. Our comprehensive centers provide treatment areas and equipment for medical oncology, radiation therapy and diagnostic radiology. See "Radiation Therapy Treatment for Cancer."

         In addition to the thirteen (13) treatment facilities we operate and manage, we own a mobile Positron Emission Tomography ("PET") scanner, which is utilized to perform diagnostic tests on our cancer patients. PET is a highly advanced nuclear medicine diagnostic study that involves the injection of radioactive isotopes into a patient to obtain images of the metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last year, as it is the first diagnostic procedure that can detect and monitor a patient's malignancies. Although PET has been in existence for over 25 years, only recently has the U.S. Department of Health and Human Services' Center for Medicare and Medicaid Services approved the reimbursement of PET procedures performed for oncology patients. Our mobile PET scanner services all five of our facilities in the Jacksonville area and two large hospitals in Jacksonville and is the first of its kind to be licensed in the State of Florida.

         We also own a mobile CAT-Scan Treatment Planning ("CT") system. CT involves the use of a computer scan to visualize tumors in a 3 dimensional format. Our Mobile CT scanner services all five of our facilities in the Jacksonville area.

         We also own two High Dose Rate Brachytherapy ("HDR") units. HDR is a time tested and safe method to treat cancer by providing high doses of radiation directly to a tumor while sparing healthy tissue and surrounding organs. Our mobile HDR unit services four of our centers in Northern California: East Bay Regional Cancer Center (Hayward), St. Teresa Comprehensive Cancer Center (Stockton), Valley Regional Cancer Center (Modesto) and Sonora Cancer Center (Sonora). Our other HDR unit is located in our Radiation Oncology Center of Bradenton.

         We also provide exclusive radiation oncology services to Kaiser Permanente members in Hayward, Modesto and Stockton, California through an agreement with The Kaiser Medical Group, Inc. Kaiser is a not-for-profit group-practice health maintenance organization that has over three million members in its enrollment in Northern California. Kaiser also operates 45 hospitals and clinics in Northern California. The Company's agreement at the Hayward center terminates on August 1, 2002. We are in process of renegotiating the term of this agreement.

CANCER AND ITS TREATMENT

         We believe that the market for radiation therapy services in the United States is large and growing. Cancer is the second leading cause of death in the United States and is responsible for one out of every four deaths. According to the American Cancer Society, nearly 15 million new cancer cases have been diagnosed since 1990 and approximately 1,284,000 new cancer cases will be diagnosed in 2002. In addition, the American Cancer Society states that the National Institutes of Health estimates that approximately $56 billion was spent for direct medical costs (the total of all health expenditures) related to cancer in 2001.

         Cancer consists of a group of more than 100 complex diseases characterized by the uncontrolled growth and spread of abnormal cells. Oncologists provide cancer care by utilizing the treatment modalities of chemotherapy, radiation therapy, surgery and immunotherapy. Radiation therapy involves the use of radiation energy to destroy cancer cells. We use radiation therapy to cure cancer by destroying cancer cells and, where curing the cancer is not possible, as a palliative treatment to eliminate pain, avoid hemorrhage, prevent pathological bone fractures and other symptoms associated with metastasized cancer. Radiation therapy is often curative with patients in whom a cancer is localized and has not metastasized. Most patients that receive radiation therapy will experience short-term side effects. Some patients will experience chronic or long-term side effects. The severity of both short-term and long-term side effects varies among patients and depends on the part of the body treated and the type of cancer involved.

         Cancer can also be treated through chemotherapy. Chemotherapy is the use of "anticancer" drugs to destroy cancer cells by stopping them from growing or multiplying. Chemotherapy does cause adverse side effects in some patients. For this reason, the administration of chemotherapy requires the management of not only the chemotherapy itself but of the potential adverse side effects as well. Chemotherapy often cures certain leukemia, lymphomas and testicular tumors. However, it is used mostly to palliate incurable metastasized disease. Surgery is used in both the diagnosis and the treatment of cancer. Immune-therapy is the treatment of cancer by enhancing the patient's own disease fighting mechanisms, which involves advanced therapies, such as interferon (a naturally occurring human protein capable of stopping the growth of cancer), immunizing patients to their own cancer cells and, often, immune modifiers. Immune-therapy is currently effective in some cases of malignant melanoma. Increasingly, the effective treatment of cancer has involved the combination of chemotherapy, radiation therapy and surgery.

         As a result of the complexity of cancer and the variety of cancer therapies, physicians who treat cancer typically have had extensive, highly specialized training. Radiation therapy is performed under the supervision of a radiation oncologist who is thoroughly trained in clinical oncology, physics and all of the modalities of therapeutic radiation in the treatment of cancer.

         The radiation therapy centers we own or manage focus on providing radiation oncology treatment to cancer patients on an outpatient basis. Radiation therapy treatment is performed with a linear accelerator, which uses high-energy photons and/or electrons to destroy the tumor with minimal effect on the area surrounding the tumor site. Treatment courses will usually last from two to six weeks, during which time the patient is examined and monitored by a radiation oncologist, a radiation therapist (a professional trained in the planning and delivery of radiation therapy) and an oncology nurse (a professional nurse trained in the care and treatment of patients undergoing cancer therapy).

COMPANY STRATEGY

Focus on Radiation Therapy

         We believe that an opportunity exists to build a national outpatient radiation therapy center network and radiation oncologist practice management company focusing primarily on outpatient therapy. We base our belief on several characteristics of the oncology market. First, cancer patients are a large, well-defined and growing population that require regular costly medical intervention over a period of months or years. Of this population, approximately one-half of the individuals diagnosed with cancer receive at least one radiation therapy treatment course, and sometimes several courses. Second, a relatively small number of highly trained specialized oncologists are responsible for treating this large portion of the cancer patient population. Third, managed care and other payors are increasingly aware of the need for more coordinated, cost-effective cancer care. Fourth, the outpatient radiation therapy market is highly fragmented with no dominant providers.

OPERATING STRATEGY

         Our operating strategy consists of two key components. The first is to affiliate with reputable radiation oncology and medical oncology groups or major hospital and payor networks on joint venture outpatient facilities. The second is a geographically concentrated outpatient network model.

Joint Venture Strategy

         Under our joint venture strategy, we begin by developing a center (preferably a comprehensive treatment center) and funding all of its development costs. We then provide radiation therapy services for the hospital and payor networks in that area.

         We are currently implementing this strategy in Northern California through an agreement with Kaiser. Pursuant to the terms of this agreement, we:
(i) provide our facilities in Hayward and Stockton to Kaiser's members in this region; (ii) provide all of the administrative services for the provision of radiation oncology services at these facilities; and (iii) participate in, and abide by, Kaiser's quality assessment and improvement plans.

         Our objective for our Hayward and Stockton facilities is to capture non-Kaiser business in Northern California. This will decrease our reliance on Kaiser's patient base. We have accomplished this objective at our Stockton facility, where we lease space to a large non-Kaiser Permanente medical oncology group.

Concentrated Outpatient Network Strategy

         Under our geographically concentrated outpatient network strategy, we provide quality radiation therapy services to a large population of cancer patients. We accomplish this through a centralized cancer facility that will treat a majority of the cancer patients in the area by providing the most sophisticated cancer therapy services. Within a certain radius of the central cancer facility, we will have smaller satellite facilities that provide basic, less technologically advanced services. This "hub and spoke" network model provides us with the means of facilitating managed care contracts by providing the wide spread geographic coverage that managed care providers seek for their members.

         We are currently implementing this network model in Northern California through our outpatient radiation therapy centers located in Hayward, Modesto, Sonora, Stockton and Turlock. Our Modesto facility serves as our centralized center in Northern California. The physician groups at our facilities in Hayward, Sonora, Stockton and Turlock use the Modesto facility to provide certain treatment modalities that are not available at their facilities. We are also implementing this network model in Florida where our Orange Park center serves as our comprehensive center and our outpatient radiation therapy centers located in St. Augustine, Palatka, Jacksonville and Jacksonville Beach serve as our "satellite facilities."

         Our satellite facilities located in Turlock, Sonora, Palatka and St. Augustine are in rural areas. It would not be cost effective for us to develop full service facilities in these areas. However, our network model enables us to operate facilities in these less populated, more remote areas where few of our competitors have facilities. As a result, we have been able to develop a patient base in these areas.

         As noted above, we also own three (3) mobile units (PET scanner, CT scanner and HDR treatment unit). Each of these scanners contributes to our geographically concentrated outpatient network model by providing certain diagnostic and treatment modalities that are not available at some of our centers.

INTERNAL GROWTH

         After we develop or acquire an outpatient radiation therapy center and establish an affiliation with a radiation oncology group in a particular market, we seek to expand patient volume by:

          o    increasing and improving marketing efforts;

          o    entering into managed care contracts; and

          o offering new state-of-the-art technologies (such as 3D Treatment Planning, Intensity Modulated Radiation Therapy, Positron Emission Tomography and Brachytherapy) not available in that area.

         In addition, the newly acquired or developed radiation therapy center will utilize our management information system. The use of our management information system will eliminate a significant portion of the administrative duties associated with a radiation oncologist's practice. This will enable the radiation oncology group affiliated with the center to serve patients and payors more effectively and increase local market presence.

MANAGEMENT INFORMATION SYSTEM

         We provide each of our treatment centers with our proprietary comprehensive radiation oncology management information system. The system is an internet, web based and local area network practice tool, that provides our treatment centers with three distinct functions: (i) clinical management; (ii) billing and collection; and (iii) data warehousing.

         The clinical management function consists of the following major functional areas:

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

          o    management reporting to monitor billing and utilization; and

          o    tracking of rudimentary clinical outcomes.

         The billing and collection function has a consistent internal control function over billing charges and enables us to capture missed billable charges. The billing and collection function consists of the following major functional areas:

          o automated bill creation and generation (electronic or paper form);

          o automated carrier tracking including payments, write-offs, adjustments and appeals; and

          o    collection management.

         The data warehouse function is designed to report at all levels including patient level, physician level, center level, regional level and corporate level. The data warehouse function has the following reporting and analysis capabilities:

          o    market analysis;

          o    managed care contracting;

          o    strategic planning;

          o    treatment outcomes;

          o    accounts receivables;

          o    profitability; and

          o    trending.

         We believe that OnCure's proprietary management system is more sophisticated and less costly than other computerized information systems used in the radiation oncology industry. Accordingly, we believe that the utilization of our proprietary system will better enable us to effectively manage growth. In addition, we believe that by allowing nonaffiliated centers to use our management information system, we will be able to establish a relationship with such centers, thereby increasing the potential for an acquisition or management agreement with such centers.

         The Company plans to design numerous enhancements to the management information system in 2002. The clinical management function will be expanded to meet the specialized needs of medical oncology, as well as radiation oncology, consistent with the Company's strategy to partner with medical oncologists. Our design plans include migration of our system to a sequel server platform to increase processing speeds and to enhance system expandability for business growth. Our design plans also include enhancement of our system's functionality in the following areas: billing capture and extraction, electronic interchange with payors, clinical management, and management reporting.

MANAGEMENT SERVICES

         We provide management services to outpatient radiation therapy centers. Our management services relate to the operation of such centers. We anticipate that the management information systems component of these services initially will be provided using our management information system. We believe our management services eliminate a significant portion of the administrative duties associated with a radiation oncologist's provision of radiation therapy services, thereby enabling the radiation oncologist to devote a greater percentage of his or her time to providing high-quality medical care.

AFFILIATION WITH LEADING RADIATION ONCOLOGY GROUPS, HOSPITALS AND MEDICAL ONCOLOGY GROUPS

         Currently, we are not in the process of establishing any additional affiliations. However, we hope to establish additional affiliations with leading radiation oncology groups, medical oncology groups and hospitals in the future. We will seek the following characteristics in potential candidates:

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

NEGOTIATE/EXPAND MANAGED CARE RELATIONSHIPS

         We believe that managed care will continue to become an increasingly important factor in the healthcare industry. We also believe that managed care companies and other third-party payors increasingly will prefer to contract for services with fewer vendors on a national or regional basis, and that the development of a national network of established radiation oncology facilities will provide our affiliated facilities with a competitive advantage in securing such contracts on more favorable terms. We anticipate identifying desirable managed care contracts and network affiliations, evaluating existing third-party relationships and assisting the groups in establishing and expanding managed care relationships.

FINANCIAL SERVICES; ADMINISTRATIVE SERVICES; PERSONNEL MANAGEMENT

         We attempt to improve the operating and financial performance of each radiation therapy center we acquire. We develop a budget that involves the adoption of financial controls and cost containment measures. We evaluate the addition of advanced technologies to a center from a cost/benefit perspective. We provide comprehensive financial analyses to the affiliated radiation oncologist group and each radiation therapy center in connection with managed care contracting. We provide billing, collection, reimbursement, tax and accounting services and implement a cash management system.

         We also provide an array of administrative services to improve the operations of the group. We utilize our management information system to support our practice management services (including billing and collection, practice analyses, patient and physician scheduling, maintenance of insurance authorizations and the evaluation of referral patterns and managed care proposals). We also purchase supplies, equipment, drugs and insurance, frequently at volume discounts.

         We employ and manage all non-physician personnel of the radiation oncology group, including dosimetrists, medical physicists, radiation therapists and oncology nurses, as well as management information services, human resources, secretarial and other administrative personnel. We evaluate these employees, make staffing decisions, provide and manage employee benefits and implement personnel policies and procedures. We also provide administrative services to the physician group's employees.

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

         We implement, with respect to each of our acquired outpatient radiation therapy centers, an internal financial and accounting control system to consolidate administrative, accounting and purchasing functions. We accomplish cost reduction by:

          o capitalizing on economies of scale arising from our ability to negotiate discounts with both service, equipment and medical supply vendors as a result of consolidated purchasing power;

          o centralizing human resources, accounting, billing and collection activities on a regional basis, resulting in a reduction of labor costs.

MEDICAL ADVISORY BOARD

         Our Medical Advisory Board is open to all physicians who are affiliated with the Company's cancer centers. Currently, there are 17 members on the Medical Advisory Board. Two of the seven members also serve on our Board of Directors (Drs. Paryani and Wells) and the Chairman of the Medical Advisory Board is the Chairman of our Board of Directors (Dr. Paryani). The primary function of the Medical Advisory Board is to:

          o develop and adopt policies, procedures and protocols to be implemented in the independent radiation therapy centers or to be used by the affiliated hospitals or the affiliated radiation oncology groups;

          o develop and administer quality assurance programs, ensure all physician and other professional licensing and implement continuing education programs;

          o formulate a strategic plan for each affiliated radiation oncology group designed to improve the performance of the related radiation therapy facility; and

         The Medical Advisory Board has been established to outline physician recruiting goals, identify services and equipment to be added, identify desirable payor relationships, identify other radiation oncology groups that are possible affiliation candidates and to facilitate communication with other affiliated physician groups in our network.

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

         We seek to operate and manage additional outpatient radiation therapy centers through various acquisitions. We anticipate that each of our centers will be designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient with radiation therapy. We intend for our centers to provide many oncology services, all of which are typically found only at university medical centers, including some or all of the following:

          o INTENSITY MODULATED RADIATION THERAPY, which involves the process of cross firing radiation beams to a tumor. This process of conformal radiation therapy allows the delivery of a high dose of radiation to the tumor while limiting the dose of radiation to adjacent healthy tissue.

          o POSITRON EMISSION TOMOGRAPHY, which involves the injection of radioactive isotopes into a patient to obtain images of metabolic physiologic processes. Positron Emission Tomography provides information that is not available from other imaging technologies.

          o STEREOTACTIC RADIOSURGERY, which targets brain tissues with multiple arcs of radiation and is used to treat deep-seated brain tumors.

          o FRACTIONATED STEREOTACTIC RADIOSURGERY, which is a non-invasive technique similar to stereotactic radiosurgery permitting treatment of larger brain lesions.

          o HIGH DOSE RATE BRACHYTHERAPY, which involves the use of radioactive materials (isotopes) placed directly in contact with cancer tissues, which are then removed when a lethal dose has been delivered to the cancer.

          o 3-DIMENSIONAL CONFORMAL TREATMENT PLANNING, which involves the use of a computer scan, allowing tumors to be visualized in a 3-dimensional format. This makes it possible to treat the cancer volume with very narrow margins. By greatly decreasing the amount of normal tissue irradiated, treatment side effects are greatly reduced and often largely eliminated. This also permits the delivery of a larger lethal dose of radiation to the cancer.

          o COMPUTERIZED CUSTOM TISSUE COMPENSATION, which involves a treatment planning mechanism to deliver a homogeneous dose of radiation to the entire tumor volume. This technique facilitates the delivery of a larger dose of radiation to the tumor, more successfully killing the cancer, while sparing the surrounding normal tissues, which reduces side effects.

          o PROSTATE IMPLANTATION, which involves the use of Palladium "seeds" and other radioactive implants (radioactive isotopes) in the treatment of prostate cancer

          o STRONTIUM 89 INJECTION, which is a radioactive injection therapy for widespread bone disease.

         Through our existing cancer center network we currently provide all of these services. Furthermore, most of our centers have community rooms, facilities for patient meetings, patient self-help and support programs, counseling and education areas and training facilities.

MEDICAL ONCOLOGY TREATMENTS FOR CANCER

         As noted above, our centers in Beaches, Corpus Christi, Orange Park, Palatka and Stockton are comprehensive cancer treatment centers. At these centers, we provide treatment areas and equipment for medical oncology, as well as radiation therapy and diagnostic radiology. The medical oncologists (and not us) provide medical oncology services, all of which typically are found only at university medical centers, including some of the following:

          o Chemotherapy using oral or intravenous drugs to treat cancers that have a propensity to spread to other sites.

          o Infusion therapy using special fluids such as blood or plasma to aid the cancer patient in recovering from the effects of therapy.

          o Hormone therapy using specific drugs which are related to normal hormones and help fight certain cancers such as breast and prostate.

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

         The radiation oncologists affiliated with our facilities in Jacksonville, Florida are currently participating in clinical trials evaluating the efficacy of the use of endovascular radiation therapy. It is estimated that there are over 400,000 vascular interventions annually in the United States. The Food and Drug Administration has approved the use of endovascular brachytherapy in certain cases of coronary artery disease and the technique is currently being utilized in Florida.

         Radioimmunotherapy involves the use of specific antibodies that are tagged with radioactive isotopes. These antibodies seek out specific cancer cells and deliver large amounts of radiation to the tumor while doing minimal harm to normal cells. The FDA has recently approved the first radioimmunotherapy agent, Zevalin (ibritmomab) to treat Non-Hodgkin's Lymphoma. Several patients have already been treated at our centers in Florida with this innovative technique which will soon be available at all our centers.

ACQUISITIONS AND NEW DEVELOPMENTS

         We believe there are, and will continue to be, many attractive radiation therapy facility acquisition opportunities. We expect to acquire outpatient radiation therapy centers from: (i) doctors who own and operate their own centers and are seeking management expertise, access to managed care contracts and other resources offered by multi-site providers, (ii) doctor owners who are finding it increasingly difficult to remain competitive in the face of managed care and new equipment technology upgrade demands, and (iii) doctor owners who need to fulfill a desire to satisfy a diverse partner group of age and objectives, and accordingly, seek to sell the technical component of their centers while perpetuating the professional group. We also plan to enter in strategic joint ventures with hospitals, large managed care organizations (similar to Kaiser Permanente) and leading radiation oncology groups that desire access to advanced radiation therapy technologies, but lack, or choose to conserve their financial or managerial resources. In evaluating acquisition and joint venture candidates, we analyze several strategic characteristics, including:

          o    the reputation of the candidate;

          o    the geographic synergy of the location to existing facilities;

          o    the nature of the market;

          o    the presence and strength of local competition;

          o    financial data, including net revenues and operating income;

          o    history of payor reimbursement;

          o    referral patterns; and

          o    volume levels.

         We seek to develop preeminence in certain geographic regions within the United States, thus developing a network of radiation therapy centers, which permit us to benefit from economies of scale and obtain managed care contracts on favorable terms.

         We have created an extensive database of existing outpatient radiation therapy facilities for potential acquisitions. We have prioritized this database, based upon an analysis of: (i) payor reimbursement patterns; (ii) patient demographics; (iii) state health department regulations regarding certificates of need; (iv) the geographic synergy of the location to existing facilities; and (v) the physician group with which we would be affiliated. We will need to obtain additional financing in order to implement such acquisition opportunities.

         We believe that internal growth is critical to our overall acquisition and development strategy. Our management fosters such internal growth through:
(i) marketing; (ii) entering into managed care contracts; (iii) offering state-of-the-art technologies; and (iv) implementing OnCure's management information system, which historically has added to the financial management capabilities of each facility, in some cases allowing the capture of approximately 15-30% of missed billings.

         In March 2002, the Company entered into a letter of intent with respect to the acquisition of all of the outstanding capital stock of Coastal Radiation Oncology Medical Group and its affiliates ("Coastal"). Coastal owns, operates and manages eleven (11) treatment centers in California. The Company expects the purchase price of the acquisition to be approximately $34 million, 80% payable in cash and 20% payable in capital stock of the Company. The purchase price of the acquisition is subject to adjustment upon completion of an audit of the financial statements of Coastal. The transaction contemplated by the letter of intent is subject to several material conditions including, among others, the receipt of necessary financing, an audit of the financial statements of Coastal, the approval of the Company's Board, the negotiation of definitive documentation and the satisfactory completion of due diligence. There can be no assurance that this transaction will be completed or that if completed, the terms will not change.

         Due to changes in policies by the management at Columbia HCA Hospital ("HCA") regarding certain healthcare joint ventures, our joint venture with HCA will terminate within the next six months. The Company intends to find a different joint-venture partner for this center and is negotiating with the radiation oncology group affiliated with this center in this regard. The Company does not anticipate that this transaction will have any material effect on the financial performance of the center.

         The Company sold its interest in the USCMC-USCC Partnership. See "Certain Relationships and Related Party Transactions." As a result, the Company will not be participating in any new developments that the USCMC-USCC Partnership has the right to explore with Kaiser. The Company does not believe that this transaction will have any material effect on the financial performance of the Company's other centers in Northern California or the Company's existing agreements with Kaiser.

COMPETITION

         The business of providing healthcare services generally, and of providing oncology services specifically, is highly competitive. We are aware of several competitors specializing in medical oncology practice management. As a result of several market factors and of the increasing regulation of the healthcare industry, we believe that others in the healthcare industry may adopt strategies similar to those that we intend to adopt. These potential competitors may have significantly greater resources than us.

         The principal competitive factors in our industry include, among others: patient service and satisfaction; pricing; quality of care; radiation oncologists' reputation, experience and expertise; strength of operational and management information systems; technologically advanced equipment; managed care expertise; patient referrals and access; management strength; regional network area coverage; and quality assurance programs. Our centers face competition from sole practitioners, single and multiple specialty physician groups, physician practice management companies, hospitals and operators of other radiation therapy centers. We may have to compete against these entities for patient referrals, contracts with payors and/or acquisitions.

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


                                                                                    ESTIMATED #
                                        TICKER                                      OF CENTERS
             COMPANY                    SYMBOL     PRINCIPAL BUSINESS               OWNED
             -------                    ------     ------------------               -----
1.  US Oncology, Inc.                   USON       Medical Oncology                   77
                                                   Physician Practice Management

2.  21st Century Oncology, Inc          Private    Radiation Oncology                 22
                                                   Physician Practice Management

3.  Universal Health Services, Inc.     UHS        Hospitals                           9

REIMBURSEMENT OF HEALTH CARE COSTS

         These are currently several federal and state initiatives relating to the costs of healthcare services and the manner in which healthcare providers are reimbursed for their services. It is not possible to predict whether any such initiatives will be enacted or, if enacted, what their form, or impact on the Company will be. Recently, Medicare reduced the rate in which healthcare providers are reimbursed for providing certain radiation oncology services by approximately 10-12%.

REGULATION

         The healthcare industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which we currently operate regulate various aspects of our business. Failure to comply with these laws could adversely affect our ability to receive reimbursement for our services and subject us and our officers and agents to civil and criminal penalties.

Anti-kickback Statutes

         We are subject to federal and state laws, which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs. In addition, it is possible that private parties may file qui tam actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret the anti-kickback statues broadly to apply to a wide range of financial incentives, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statues. The safe harbors are narrowly drawn and some of our relationships may not qualify for any "safe harbor", however, failure to comply with a "safe harbor" does not create a presumption of liability. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by law enforcement authorities, there can be no assurance that law enforcement officials or others will not challenge our operations under these statutes.

Health Insurance Portability and Accountability Act

         In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"), designed to guarantee the availability and renewability of health insurance coverage for certain employees and individuals, while also limiting the use of pre-existing condition restrictions. HIPAA also made substantial amendments to federal healthcare fraud and abuse laws, including:

          o the establishment of fraud and abuse control programs to coordinate and fund the investigation and prosecution of healthcare fraud and abuse;

          o the establishment of a Medicare integrity program, including medical, utilization and fraud review of Medicare providers;

          o the extension of existing Medicare-Medicaid anti-fraud and abuse provisions to all federal healthcare programs;

          o    the provision of enhanced civil penalties; and

          o the creation of new federal crimes of healthcare fraud and making false statements relating to healthcare matters.

         The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those provided by non-government payors. A violation of this statute is a felony and may result in fines or imprisonment. HIPAA requires health care providers to maintain the privacy and security of health information. It will also require us to follow federal standards for electronic transactions with health plans and for protecting the privacy of individually identifiable health information and the security standards for all electronic health information. The government recently published regulations to implement the privacy standards under the Act, however, a number of revisions were proposed recently and further changes may be made before the regulations are finalized. We are beginning to address compliance with the Act and applicable regulations. We expect to make the necessary software upgrades to our propriety computer operating system to be fully compliant with the HIPPA transactions standards by late 2002 and with the privacy standards by 2003. A violation of the Act's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect our business, financial condition and results of operations.

Stark II; State Physician Self-referral Laws

         A federal law, commonly known as the "Stark Law" or "Stark II", also imposes civil penalties and exclusions from federal health programs for referrals for "designated health services" by physicians or their family members to certain entities with which they have a financial relationship (subject to certain exceptions) and for claims for payments by entities receiving such referrals. A private party may also bring a qui tam action in federal court on the basis of a Stark Law violation. "Designated health services" include, among other things, radiology services, including CAT-Scan Treatment Planning and ultrasound, radiation therapy, and hospital inpatient and outpatient services. The Stark Law does not require any fraudulent intent. Providers furnishing services pursuant to a prohibited referral may not present a claim for the services and if payments are made they may be recouped. The law applies directly to services reimbursable by Medicare and may apply to services reimbursable under Medicaid, depending on state law. Final regulations partially implementing the Stark Law were issued in January 2001 and will become effective in April 2002. It is not clear when further regulations will be published, but the Center for Medicare Medicaid Services ("CMS") has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. In addition, several states in which we operate have enacted or are considering legislation that that prohibits "self-referral" arrangements or requires physicians or other healthcare providers to disclose to their patients any financial interest they may have with a healthcare provider whom they recommend. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. Although we believe our operations materially comply with these federal and state physician self-referral laws, there can be no assurance that Stark II or other physician self-referral regulations will not be interpreted or applied in a manner that would have a material adverse effect on our business, financial condition and results of operations.

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

Federal False Claims Act

         There has been an increase in qui tam actions brought under the federal False Claims Act and, in particular, under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions in the name of the government alleging that the defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. Until then the lawsuit is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by government regulators and private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claim Act, penalizing false claims against state funds. If a whistleblower action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management's attention, which would adversely affect our business, financial condition and results of operations.

         When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government's attorneys fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government or submits a false claim with reckless disregard for, or in deliberate ignorance of, its truth or falsity. Simple negligence should not give rise to liability. Examples of the other actions, which may lead to liability under the Act:

          o Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business.

          o Failure to accurately identify and report our reimbursable and allowable services to Medicare.

          o Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare programs, or the prohibition against employing or contracting with any person or entity from any federal healthcare programs.

          o Failure to comply with Medicare physician supervision requirements for the services we provide, or the Medicare documentation requirements concerning physician supervision.

          o    The past conduct of the businesses we have acquired.

         We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our business, financial condition and results of operations.

Radiologist and Facility Licensing

         The radiologists with whom we may enter into agreements to provide professional services are subject to licensing and related regulations by the states, including registrations to use radioactive materials. As a result, we require our radiologists to have and maintain appropriate licensure. In addition, some states also impose licensing or other requirements on us at our facilities and other states may impose similar requirements in the future. Local authorities may also require us to obtain various licenses, permits and approvals. We believe that we have obtained all required licenses and permits; however, there can be no assurance that additional laws and state licensure requirements governing our facilities' operations will not be enacted.

Liability Insurance

         The physicians and other entities that use our systems and services are involved in the delivery of healthcare services to the public and; therefore, are exposed to the risk of liability claims. Our position is that we do not engage in the practice of medicine. We provide only the equipment and technical components of radiation therapy, and we have not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We maintain professional liability insurance in amounts we believe are adequate for our business of providing cancer treatment and management services. In addition, the radiologists or other healthcare professionals with whom we contract are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse effect on our business, financial condition and results of operations.

Certificates of Need

         Some states require hospitals and certain other healthcare facilities and providers to obtain a Certificate of Need ("CON") or similar regulatory approval prior to the commencement of certain healthcare operations or services, the incurring of certain capital expenditures and/or the acquisition of major medical equipment. CON regulations may limit or preclude us from providing services in certain states. We believe that we have complied or will comply with applicable CON requirements in those states where we operate. Nevertheless, a significant increase in the number of states regulating our business within the CON or state licensure framework could adversely affect our business, financial condition and results of operations. Conversely, repeal of existing CON regulations in jurisdictions where we have obtained or operate under a CON could also adversely affect our business, financial condition and results of operations, since CON regulation effectively functions as a barrier to entry. This is an area of continuing legislative activity, and there can be no assurance that CON and licensing statutes will not be modified in the future in a manner that may have a material adverse effect on our business and operations.

Regulatory Compliance

         We believe that healthcare regulations will continue to change and we intend to regularly monitor developments in healthcare law. We expect to modify our agreements and operations from time to time as the business and regulatory environment changes. While we believe we will be able to structure all our agreements and operations within applicable law, there can be no assurance that our arrangements will not be successfully challenged.

TECHNOLOGICAL AND THERAPEUTIC CHANGES IN CANCER TREATMENT

The treatment of cancer patients is subject to potentially revolutionary change. Although radiation therapy equipment has remained relatively free of technical obsolescence since the commercial introduction in the early 1970s of the linear accelerator (which produces radiation artificially, rather than by using the radiation emitted by natural cobalt isotopes), future technological developments may render our equipment obsolete. Significant costs may have to be incurred to replace or modify our existing equipment in which we have a substantial investment. In addition, advances in other cancer treatment methods, such as chemotherapy, surgery and immunotherapy, or in cancer prevention techniques, may reduce demand or eliminate the need for the radiation therapy services provided by us.

EMPLOYEES

As of March 15, 2002, we employed approximately 119 persons. We consider our employee relations to be satisfactory.

TERMINATION DATES OF OUR MEDICAL SERVICES AGREEMENTS

         The radiation oncologists practicing at our centers are affiliated with a professional corporation or partnership that has contracted with us to provide medical services at our facilities. Set forth on the chart below is the termination date of each agreement.

---------------------------------------------------------------------------------------------
                   FACILITY                     TERMINATION DATE OF THE FACILITY'S MEDICAL
                                                            SERVICES AGREEMENT
---------------------------------------------------------------------------------------------
Calallen Regional Cancer Center                December 1, 2002, with four consecutive
                                               renewals to December 1, 2016
---------------------------------------------------------------------------------------------
East Bay Regional Cancer                       July 31, 2005  (1)(2)
Center
---------------------------------------------------------------------------------------------
Florida Cancer Center - Beaches                October 12, 2008 with a renewal to October
                                               12, 2018 (1)
---------------------------------------------------------------------------------------------
Florida Cancer Center - Orange Park            October 12, 2008 with a renewal to October
                                               12, 2018 (1)
---------------------------------------------------------------------------------------------
Florida Cancer Center - Palatka                October 12, 2008 with a renewal to October
                                               12, 2018 (1)
---------------------------------------------------------------------------------------------
Florida Cancer Center - St. Johns              October 12, 2008 with a renewal to October
                                               12, 2018 (1)
---------------------------------------------------------------------------------------------
Florida Cancer Center - Wells Complex Clinic   October 12, 2008 with a renewal to October
                                               12, 2018 (1)
---------------------------------------------------------------------------------------------
Radiation Oncology Center of Bradenton         Month to Month (3)
---------------------------------------------------------------------------------------------
St. Teresa Cancer Comprehensive                December 1, 2011, with a renewal to
Center                                         December 1, 2016
---------------------------------------------------------------------------------------------
Sonora Cancer Center                           July 1, 2002 (4)
---------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
Turlock Regional Cancer                          July 1, 2002 (4)
Center
------------------------------------------------------------------------------
Valley Regional Cancer                           July 1, 2002 (4)
Patient Care Center 1
------------------------------------------------------------------------------
Valley Regional Cancer                           July 1, 2002 (4)
Patient Care Center 2
------------------------------------------------------------------------------

(1) The termination date of each agreement is subject to certain conditions (none of which have yet to occur), which would have the effect of accelerating the termination date.

(2) The Company is currently negotiating a new agreement with The Kaiser Permanente Group, which is anticipated to be between two and three years.

(3) The Company is currently negotiating with the existing radiation oncologists for a new long-term agreement. See "Acquisitions and New Developments", with respect to the Company's Bradenton center.

(4) The Company has terminated the medical service agreements at these centers effective July 1, 2002. The physicians, which were a party to the terminated medical services agreement, are providing medical services to patients under terms similar to the terminated agreement. The Company is negotiating with Dr. John J. Fuery to allow the existing physicians to contract with the Company directly. See "Litigation."

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table contains information concerning our real property that we own or lease and which we consider important to our business.


------------------------------------------------------------------------------------------------------------------
          NAME & LOCATION                   GENERAL CHARACTER & USE                       OTHER
------------------------------------------------------------------------------------------------------------------
CALALLEN REGIONAL CANCER CENTER (1)  7,229 square feet, used for medical   This facility is owned subject to a
14120 F.M. 624                       oncology, radiation therapy,          $1.4 million mortgage issued by one
Corpus Christi, TX 78410             diagnostic radiology, brachytherapy   of our stockholders, DVI Financial
                                     and seed implantations.               Services.
------------------------------------------------------------------------------------------------------------------
EAST BAY REGIONAL CANCER CENTER      8,317 square feet, used for           We lease this facility from a
1034 A Street                        radiation therapy, diagnostic         corporation owned by one of our
Hayward, CA 94541                    radiology and brachytherapy.          stockholders, John J. Fuery.
                                                                           This lease expires on March 31, 2006.
------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICE                     500 square feet.                      We lease this facility from an
620 Newport Center Drive                                                   unaffiliated company. This lease
Suite 1109                                                                 expires on October 31, 2002.
Newport Beach, CA 92660
------------------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - BEACHES      5,876 square feet, used for medical   We lease this facility from an
1375 Roberts Drive                   oncology, radiation therapy and       unaffiliated company. This lease
Jacksonville Beach, FL 32250         diagnostic radiology.                 expires on January 31, 2007.
------------------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - ORANGE PARK  7,500 square feet, used for medical   We lease this facility from a
2161 Kingsley Ave.                   oncology, radiation therapy,          corporation that is partially owned
Orange Park, FL 32073                diagnostic radiology and seed         by two members of the Board, Shyam B.
                                     implantation.                         Paryani and John W. Wells. This lease
                                                                           expires on September 30, 2004.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - PALATKA      3,500 square feet, used for medical   We lease this facility from a
600 Zeagler Drive                    oncology, radiation therapy,          corporation that is partially owned
Palatka, FL 32178                    diagnostic radiology and seed         by two members of the Board, Shyam B.
                                     implantation.                         Paryani and John W. Wells. This lease
                                                                           expires on January 31, 2003
------------------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - ST. JOHNS    7,000 square feet, used for           We lease this facility from an
300 Health Park Blvd.                radiation therapy, diagnostic         unaffiliated company. This lease
Suite 1008                           radiology and seed implantation.      expires on December 31, 2006.
St. Augustine, FL 32086
------------------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - WELLS        3,000 square feet, used for           We own the building and lease the
COMPLEX CLINIC                       radiation therapy, diagnostic         land from an unaffiliated company.
3599 University Blvd.                radiology, brachytherapy and seed     This lease expires on March 5, 2030.
Suite 1500                           implantation.
Jacksonville, FL. 32245
------------------------------------------------------------------------------------------------------------------
OAKDALE CORPORATE OFFICE             8,000 square feet, used as our        We lease this facility from an
7450 E. River Road                   corporate headquarters.               unaffiliated company. This lease
Suite 3                                                                    expires on December 31, 2002.
Oakdale, CA 94361
------------------------------------------------------------------------------------------------------------------
RADIATION ONCOLOGY CENTER OF         13,000 square feet, used for          We own the building and lease the
BRADENTON                            radiation therapy, diagnostic         land from an unaffiliated company.
6215 21st Ave. W.                    radiology and brachytherapy.          This land lease expired on February
Suite B                                                                    28, 2002.  We are currently leasing
Bradenton, FL 34209                                                        the land on a month-to-month basis
                                                                           while we negotiate the terms of a new
                                                                           lease.
------------------------------------------------------------------------------------------------------------------
ST. AUGUSTINE CENTER                 5,000 square feet, unoccupied.        We sublease this facility for $1,800
1375 Arapaho Ave.                                                          per month.
St. Augustine, FL, 32086
------------------------------------------------------------------------------------------------------------------
ST. TERESA CANCER COMPREHENSIVE      6,857 square feet, used for medical   We sublease approximately half the
CENTER                               oncology, radiation therapy,          space at this facility to a medical
4722 Quail Lakes Drive               diagnostic radiology, brachytherapy   oncology group for approximately
Stockton, CA 95207                   and seed implantation.                $4,167 per month. This lease expires
                                                                           on June 30, 2005.
------------------------------------------------------------------------------------------------------------------
SONORA CANCER CENTER                 3,500 square feet, used for           We lease this facility from a
1 South Forest Road                  radiation therapy, diagnostic         corporation owned by one of our
Sonora, CA 95370                     radiology, brachytherapy and seed     shareholders, John J. Fuery.
                                     implantation.                         This lease expires on August 31, 2007.
------------------------------------------------------------------------------------------------------------------
TURLOCK REGIONAL CANCER              2,911 square feet, used for           We lease this facility from a
CENTER                               radiation therapy and diagnostic      corporation owned by one of our
1051 East Tuolumne Road              radiology and 3,846 square feet of    shareholders, John J. Fuery.
Suite 103                            unfinished space.                     This lease expires on March 31, 2006.
Turlock, CA 95682
------------------------------------------------------------------------------------------------------------------
VALLEY REGIONAL CANCER               8,600 square feet, used for           This facility is owned subject to an
PATIENT CARE CENTER 1 (2)            radiation therapy, diagnostic         $800,000 mortgage issued by one of
1316 Nelson Avenue                   radiology and seed implantation.      our stockholders, DVI Financial
Modesto, CA 95350                                                          Services.
------------------------------------------------------------------------------------------------------------------
VALLEY REGIONAL CANCER               3,608 square feet, used for           We lease this facility on a
PATIENT CARE CENTER 2                radiation therapy, diagnostic         month-to-month basis with plans to
1524 McHenry Ave.                    radiology and brachytherapy.          terminate the lease in May of 2002.
Modesto, CA 95350
------------------------------------------------------------------------------------------------------------------

(1) The Company has listed this property for sale with a condition to leaseback the facility from the new owner.

(2) On March 1, 2002, the Company signed a sale/leaseback agreement with an unaffiliated corporation. The agreement provides for a 60 day period in which the buyer may perform certain due diligence and satisfy contingencies.

     All of the above related party transactions were the result of arms length negotiations. We believe that each transaction was on terms fair to us and at least as favorable to us as those available from unaffiliated third parties.

     We believe that our centers and equipment are in good working condition and are adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

     On October 23, 2001, our wholly owned subsidiary, U.S. Cancer Care, instituted a lawsuit in the Superior Court of the State of California for the County of Alameda against two of our former directors and certain entities controlled by them. On February 28, 2002, we entered into a settlement agreement with one of the former directors, W. Brian Fuery, and each of the entities controlled by him, Stunner Corporation and U.S. Cancer Management Corporation. In light of the settlement, Dr. John J. Fuery and Oncology Corporation (a company controlled by Dr. Fuery) are the only adverse parties remaining in this litigation.

     Our complaint includes the following allegations:

o Dr. Fuery, while serving as a member of the Board, misrepresented the quality of certain medical equipment sold to us by Oncology Corporation. We are seeking the recovery of the consideration paid for such equipment and unspecified monetary damages in connection with this claim.

o Dr. Fuery, while serving as a member of the Board, interfered with our operations. We are seeking unspecified monetary damages in connection with this claim.

     In response to our complaint, the defendants in this action filed an answer and a cross-complaint. Their answer generally denied the allegations of our complaint. Their cross-complaint includes the following allegations.

o The non-compete provision of an agreement between the Company and Dr. Fuery is unenforceable.

o The Company misrepresented that it would purchase medical equipment from Dr. Fuery. Dr. Fuery seeks unspecified monetary damages in connection with each of the claims arising out this matter.

o The Company damaged Oncology Corporation's easement over certain real property by operating heavy equipment over the property. Oncology Corporation seeks unspecified monetary damages in connection with each of the claims arising out of this matter.

o The Company defamed Dr. Fuery. Dr. Fuery seeks unspecified monetary damages in connection with each of the claims arising out of this matter.

o The Company is obligated to defend and indemnify Dr. Fuery for the claims asserted against him in the complaint.

     We believe that we will be successful in prosecuting our complaint and defending against Dr. Fuery's and Oncology Corporation's cross-complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on December 3, 2001. At the annual meeting, the shareholders of the Company were asked to vote upon the following proposals.

          1.   To elect each of Jeffrey A. Goffman, Charles J. Jacobson, Shyam
               B. Paryani, Gordon C. Rausser, Stanley S. Trotman, Jr., John W. Wells, Jr. and John H. Zeeman to serve as a member of the Board until the next annual meeting of shareholders of the Company and until the election and qualification of his successor.

          2. To vote upon a proposal to approve the OnCure Technologies 2001 Stock Option Plan.

         Each proposal was duly approved by the shareholders of the Company. Set forth below is a tabulation of the results of each proposal submitted to the shareholders of the Company.


---------------------------------------------------------------------------------------------
                                  Votes For   Votes Against   Abstentions   Broker Non-Votes
---------------------------------------------------------------------------------------------
1. ELECTION OF DIRECTORS
---------------------------------------------------------------------------------------------
Jeffrey A. Goffman               10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
Charles J. Jacobson              10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
Shyam B. Paryani                 10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
Gordon C. Rausser                10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
Stanley S. Trotman, Jr.          10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
John W. Wells, Jr.               10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
John H. Zeeman                   10,672,335      19, 275           0               0
---------------------------------------------------------------------------------------------
2. STOCK OPTION PLAN
---------------------------------------------------------------------------------------------
OnCure Technologies 2001 Stock    8,124,687       47,770       1,836,443        682,710
Option Plan
---------------------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the OTC Bulletin Board under the symbol "ONCU." The high and low closing sale prices of our common stock, as reported by the OTC, were as follows for the quarterly periods indicated below. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                PRICE ($) PER SHARE
                                           -------------------------------
FISCAL 2001                                     HIGH           LOW
-----------                                -------------- ----------------
First quarter                                  $2.719         $0.281
Second quarter                                  1.600          0.630
Third quarter                                   0.900          0.150
Fourth quarter                                  1.010          0.360

FISCAL 2000

First quarter                                   0.325          0.015
Second quarter                                  0.130          0.020
Third quarter                                   0.030          0.009
Fourth quarter                                  0.625          0.156


NUMBER OF HOLDERS

         As of December 31, 2001, there were approximately 187 holders of record of our common stock.

DIVIDENDS

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

         In December 2000, we acquired (i) all of the issued and outstanding stock of U.S. Cancer Care in exchange for 6,666,942 shares of the Company; (ii) all of the series A preferred stock of U.S. Cancer Care in exchange for 1,000 shares of our Series B Preferred Stock; and (iii) all of the series B preferred stock of U.S. Cancer Care in exchange for 1,000 shares of our Series C Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we acquired all of the series C preferred stock of U.S. Cancer Care in exchange for 1,000 shares of our Series D Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, Alpine Venture Capital Partners acquired $2,000,000 of our Series E Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, Mercurius Beleggingsmaatchappij BV acquired $1,000,000 of our Series E Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act. Participatie Maatschappij Avanti Limburg BV or

         In January 2001, Participatie Maatschappij Avanti Limburg BV acquired $1,000,000 of our Series E Preferred Stock. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

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

         In January 2001, we issued Dr. John J. Fuery an option to purchase 92,300 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In January 2001, we issued W. Brian Fuery an option to purchase 37,700 shares of our common stock, at an exercise price equal to $.01 per share, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In March 2001, Ocean Crest Merchants Group was issued 175,000 shares of our common stock in accordance with the terms of conversion of a promissory note. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         In March 2001, we issued 330,000 shares of our common stock to Continuum Capital Partners, Inc. and granted Continuum Capital Partners, Inc. a warrant to purchase 307,692 shares of our common stock, at an exercise price equal to $1.30 per share. The shares of our common stock were issued, and the warrant to purchase shares of our common stock was granted, as compensation for services performed in connection with our reorganization with U.S. Cancer Care. Each transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

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

         In September 2001, we issued 1,337,738 shares of our common stock to DVI Financial Services Inc. in connection with an agreement between DVI and us. Pursuant to the terms of the agreement, DVI exchanged 1,000 shares of our Series B Preferred Stock, together with all accrued and unpaid dividends on the Series B Preferred Stock, for an aggregate of 1,337,738 shares of our Common Stock (147,262 shares of common stock were issued as payment for accrued and unpaid dividends). This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 3(a)(9) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL

         The Company's operations are conducted through its wholly owned subsidiary, U.S. Cancer Care. For this reason, the following discussion reflects the operations of U.S. Cancer.

INITIATIVES TO IMPROVE PERFORMANCE

         The Company has incurred net losses of approximately $7.2 million (including one-time non-cash charges of $4.4 million), $1.3 million, and $900,000 for fiscal 2001, 2000, and 1999, respectively. As a result, the Company has undertaken certain initiatives that it believes will increase revenues, raise cash, improve cash flow and reduce debt obligations.

         The Company plans to increase revenues by offering state-of-the-art treatment technologies (such as 3D Treatment Planning, Intensity Modulated Radiation Therapy, PET and Brachytherapy) that provide advanced diagnostic and treatment modalities. The Company anticipates that the ability to market and offer such advanced technologies will increase patient volume. In addition, the reimbursement rates for procedures performed by such technologies are higher than the rates the Company currently receives. The Company intends to acquire such technologies by obtaining financing from DVI Financial Services, Inc. or other medical equipment lenders.

         In an effort to increase patient volume at certain treatment centers, the Company has entered into new medical services agreements with its affiliated physician groups. Under the new agreements, our affiliated physician groups will receive financial incentives based upon the economic performance of the Company's treatment centers. The Company anticipates that such incentives will improve the marketing efforts of our affiliated physicians.

         In addition, the Company has undertaken other initiatives to improve its financial position. In an effort to reduce labor costs, the Company eliminated certain management positions and recently launched a recruiting campaign to replace temporary therapists and physicists (who generally cost more to retain) with permanent therapists and physicists.

         In furtherance of its effort to enhance its liquidity position, the Company plans to sell certain properties. The Company is currently marketing the Valley Regional Cancer Patient Care Center 1, Florida Cancer Center-Wells Complex Clinic and Calallen Regional Cancer Center and intends to leaseback these centers from the purchasers in the event these properties are sold. The net proceeds from the sale of these properties will be used to retire long-term and short-term debt obligations. The Company recently sold land located at St. Augustine, Florida for $415,000 and used all of the proceeds to reduce debt.

         The Company also anticipates that the amount of income it reports will improve as a result of the recent adoption of Statement of Financial Accounting Standards ("FAS") No. 142, which changes the subsequent accounting for goodwill and other intangible assets in significant respects. Under FAS No. 142, the company is not required to amortize goodwill unless it determines that goodwill has been impaired.

         The Company believes that the initiatives it plans to take, and the initiatives it has taken thus far, will eventually improve the financial performance of the Company. However, the Company cannot give any assurance that any of the proposed initiatives will improve the financial performance of the Company or will not have a material adverse effect on the Company in the future.

SOURCES OF REVENUE GENERALLY

         Approximately 98% of the Company's revenues consists of service fees that the Company receives from its affiliated physician groups. Pursuant to the medical services agreements that the Company has entered into with each of its affiliated physician groups, the Company receives fees for providing clinical management, billing and collection, data warehousing and other administrative services. These service fees are based upon a percentage of the earnings of the center subject to the agreement. For this reason, the following discussion reflects the financial performance of each of the Company's treatment centers as well as the Company's mobile PET, CT scanners, and HDR unit.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

         Revenues for fiscal 2001 totaled $22.7 million, an increase of $2.7 million (or 13.5%) as compared to fiscal 2000. A majority of the Company's revenues come from patient services. Net patient service revenues totaled approximately $22.3 million for fiscal 2001, an increase of $2.5 million (or 12.6%) as compared to fiscal 2000. The increase is due to revenues of: (i) $1.4 million from our mobile PET scanner (which was placed in service in November
2000); and (ii) $1.4 million at Florida Cancer Center-Beaches (which was acquired in January 2001).

         Revenues from all other sources totaled $408,045 and $239,115 for fiscal 2001 and 2000, respectively. The increase is attributable to management fees that the Company receives pursuant to a partnership agreement it entered into with Lucas Medical Systems, Inc. in November 2000. Through this agreement, the Company provides mobile PET services to two hospitals and all of its treatment centers in Jacksonville, Florida. The Company has an 80% ownership interest in the partnership.

OPERATING EXPENSES

         Operating expenses totaled $26.0 million for fiscal 2001, including a $2.9 million impairment loss associated with the write-down of certain long-lived assets, goodwill related to such assets. Excluding the impairment loss, operating expenses increased by $4.3 million (or 22.6%) as compared to fiscal 2000 and write-off of software development costs. The Company's operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and (iv) depreciation and amortization. Set forth on the chart below is the percentage of the Company's revenues consumed by each of its operating expenses.

-------------------------------------------------------------------------------------------------
EXPENSE                                  PERCENTAGE OF 2001 REVENUES  PERCENTAGE OF 2000 REVENUES
-------------------------------------------------------------------------------------------------
1.  Salary and Benefits                                 28%                          28%
-------------------------------------------------------------------------------------------------
2.  Medical Supplies and Services                       23%                          21%
-------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------
3.  General and Administrative Expense                  36%                          28%
-------------------------------------------------------------------------------------------------
4.  Depreciation and Amortization                       14%                          11%
-------------------------------------------------------------------------------------------------


         Expenses for salaries and benefits totaled $6.4 million for fiscal 2001, an increase of $734,000 (or 13.0%) as compared to fiscal 2000. The increase is primarily due to an increase in expenses of: (i) $244,000 attributable to the treatment centers in Jacksonville, Florida (which employed professional staff previously retained on a consulting agreement with the local hospital); (ii) $164,000 attributable to our mobile PET scanner; (iii) $129,000 attributable to Florida Cancer Center-Beaches; and (iv) $224,000 attributable to increases in salaries to reflect cost of living and merit increases.

         Expenses for medical supplies and services totaled $5.3 million for fiscal 2001, an increase of $1.2 million (or 27.6%) as compared to fiscal 2000. The increase is primarily due to an increase in expenses of $727,000 attributable to our mobile PET scanner and $426,000 attributable to Florida Cancer Center-Beaches.

         General and administrative expenses totaled $8.3 million for fiscal 2001, an increase of $2.8 million (or 50.2%) as compared to fiscal 2000. The increase is attributable to an increase in expenses of: (i) $326,000 for rent,
(ii) $283,000 for repairs and maintenance, (iii) $1.1 million for temporary professional staff (due to a labor shortage of therapists and physicists), and
(iv) $736,000 for professional fees (principally due to the cost of public filings and various capital related transactions).

         Expenses for depreciation and amortization totaled $3.1 million for fiscal 2001, an increase of $927,000 (or 42.7%) as compared to fiscal 2000. The increase is primarily due to depreciation expenses of $405,000 attributable to newly acquired treatment centers and an adjustment of $287,000 to record expenses to depreciate leasehold improvements over the life of the lease. Previously, certain leasehold improvements were depreciated over a period greater than the term of the lease.

         The Company recorded an expense of $57,000 and $1.4 million, respectively, for fiscal 2001 and 2000, to recognize the non-cash compensation expense relating to stock options granted to two directors at exercise prices below fair market value.

         The Company incurred a significant charge against earnings in connection with the impairment of certain long-lived assets (i.e., our center and property in Corpus Christi, Texas), goodwill related to such assets and software development costs. In accordance with FAS No. 121, the Company examined the future net cash flows of the Corpus Christi assets and determined that they were less than the carrying amount (i.e., the cost of an asset minus any accumulated depreciation or amortization) of such assets. As required by FAS No. 121, the Company recognized an impairment loss of $2.7 million. The impairment loss consisted of a write-off of $2.3 million in goodwill, net of accumulated amortization, recorded upon acquisition of the center and a write-down of $422,000 of the carrying value of the center's land and building. The impairment loss also includes the write-off of unamortized software development costs of $217,000. The Company ceased using the software in the third quarter of 2001.

INCOME/LOSS FROM OPERATIONS

         For fiscal 2001, the Company reported a loss from operations of $3.3 million, as compared to income from operations of $1.2 million for fiscal 2000. The loss is attributable to: (i) the impairment loss; (ii) increased compensation costs for permanent and temporary professional staff; (iii) professional fees for public filings; and (iv) the write-off of certain assets, principally capitalized loan costs.

OTHER EXPENSES

         Net other expenses totaled $3.6 million for fiscal 2001, an increase of $1.1 million (or 45.1%) as compared to fiscal 2000. The largest portion of net other expenses is interest expense. Interest expense totaled $2.5 million for fiscal 2001, an increase of $225,000 (or 10.0%) as compared to fiscal 2000. The increase is attributable to an increase in long term debt incurred to finance investments in new technology.

         Other expenses totaled $1.1 million for fiscal 2001, as compared to $1,400 in fiscal 2000. The Company reported a loss of $620,000 on disposal of certain equipment, which had been deemed to have no useable value in the business or any recoverable value from sale to a third party. The Company also incurred a loss of $383,000 in connection with the settlement agreement it entered into with W. Brian Fuery, and two entities controlled by him, Stunner Corporation and U.S. Cancer Management Corporation. Pursuant to the settlement agreement, the Company agreed to exchange its 49% interest in a partnership (in which U.S. Cancer Management Corporation is the general partner) for 642,833 shares of common stock of the Company held by W. Brian Fuery. The loss represents the difference between the fair market value of the Company's common stock ($418,000) on the settlement date and the value of the Company's interest in the partnership ($655,000) and other costs ($101,000) incurred in connection with the settlement.

INCOME TAX BENEFIT

         The Company reported an income tax benefit of $291,000 and $417,000 for fiscal 2001and 2000, respectively. The Company did this through an increase in our deferred tax asset arising from our ability to use certain net operating losses to offset deferred tax liabilities, as well as, future taxable income.

NET LOSS

         The Company reported a net loss of $7.2 million for fiscal 2001, as compared to a net loss of $1.3 million for fiscal 2000. During fiscal 2001, the Company recorded non-cash charges of approximately $4.4 million. The charges included: (i) the impairment loss of $2.9 million; (ii) an adjustment for non-recoverable management fees and reimbursable expenses under the Kaiser Permanente contract of $531,000; (iii) the loss on disposal of certain obsolete medical equipment of $447,000; (iv) and the write-down of certain assets of $467,000, principally capitalized loan fees. Other factors that contributed to the loss were the increased compensation costs for permanent and temporary professional staff of $1.1 million and the costs of professional fees of $736,000 (principally for public filings and various capital related transactions).

NET LOSS ATTRIBUTABLE TO HOLDERS OF THE COMPANY'S COMMON STOCK

         The net loss attributable to the holders of the Company's common stock amounted to $8.0 million or ($.89) per common share for fiscal 2001. The net loss attributable to the Company's common stock reflects an additional $834,000 charge resulting from accrued cumulative preferred stock dividends of $534,000 and cash dividends paid of $300,000 for fiscal 2001.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         Revenues for fiscal 2000 totaled $20.0 million, an increase of $3.2 million (or 19.3%) as compared to fiscal 1999. Net patient service revenues for fiscal 2000 totaled $19.8 million, an increase of $3.0 million (or 18.2%) as compared to fiscal 1999. The increase is due to revenues of: (i) $350,374 from Sonora Cancer Center; (ii) $1.8 million from East Bay Regional Cancer Center; and (iii) $1.0 million from St. Teresa Cancer Comprehensive Center (which was acquired in June 2000).

         Revenues form all other sources totaled $239,000 for fiscal 2000, an increase of $195,000 as compared to fiscal 1999. The increase is attributable to management fees that the Company receives pursuant to the partnership agreement it entered into with Lucas Medical Systems, Inc.

OPERATING EXPENSES

          Operating expenses for fiscal 2000 totaled $18.9 million, an increase of $3.6 million (or 23.7%) as compared to fiscal 1999.

         Set forth on the chart below is the percentage of the Company's revenues consumed by certain operating expenses.

-------------------------------------------------------------------------------------------------
EXPENSE                                  PERCENTAGE OF 2000 REVENUES PERCENTAGE OF 1999 REVENUES
-------------------------------------------------------------------------------------------------
1.  Salary and Benefits                                 28%                           31%
-------------------------------------------------------------------------------------------------
2.  Medical Supplies and Services                       21%                           20%
-------------------------------------------------------------------------------------------------
3.  General and Administrative Expense                  28%                           28%
-------------------------------------------------------------------------------------------------
4.  Depreciation and Amortization                       11%                           12%
-------------------------------------------------------------------------------------------------


         Expenses for salaries and benefits totaled $5.6 million for fiscal 2000, an increase of $421,000 (or 7.7%) as compared to fiscal 1999. The increase is primarily due to an increase in expenses of $424,000 at our East Bay Regional Cancer Center.

         Expenses for medical supplies and services totaled $4.2 million for fiscal 2000, an increase of $756,000 (or 22.1%) as compared to fiscal 1999. The increase is primarily due to the opening of centers in Hayward and Stockton, which incurred expenses for medical supplies and services of $530,000 and $227,000, respectively.

         General and administrative expenses totaled $5.5 million for fiscal 2000, an increase of $841,000 (or 18.0%) as compared to fiscal 1999. The increase is attributable to costs associated with: (i) relocating our accounting office, (ii) closing an executive office, and (iii) the Company's reorganization with U.S. Cancer Care.

         Expenses for depreciation and amortization totaled $2.2 million for fiscal 2000, an increase of $221,000 (or 11.3%) as compared to fiscal 1999. The increase is attributable to the acquisition of new equipment at FL Cancer Center-Orange Park, FL Cancer Center-Palatka, St. Teresa Comprehensive Cancer Center and East Bay Regional Cancer Center.

         The Company recorded an expense of $1.4 million for fiscal 2000 to recognize the non-cash compensation expense relating to stock options granted to two directors at exercise prices below fair market value.

INCOME FROM OPERATIONS

         Income from operations totaled $1.2 million for fiscal 2000, a decrease of $380,000 (or 24.8%) as compared to fiscal 1999. The decrease is attributable to expenses for non-cash compensation, reduced by an increase in revenues and a reduction in general and administrative costs.

OTHER EXPENSES

         Net other expenses totaled $2.5 million for fiscal 2000, an increase of $236,000 (or 10.5%) as compared to fiscal 1999. The largest portion of our net other expenses is interest expense. Our interest expense for the fiscal 2000 totaled $2.2 million. As compared to 1999, this represents an increase of $197,000 (or 9.6%), which is attributable to an increase in our average debt outstanding.

INCOME TAX BENEFIT

         For fiscal 2000, the Company reported an income tax benefit of $417,000. The Company did this through an increase in our deferred tax asset arising from our ability to use certain net operating losses to offset deferred tax liabilities, as well as, future taxable income.

NET LOSS

         The Company reported a net loss of $1.3 million for fiscal 2000, as compared to a net loss $917,000 for fiscal 1999. The increase is attributable to the expense for non-cash compensation expenses, reduced by an increase in our revenues and a reduction in our general and administrative costs.

NET LOSS ATTRIBUTABLE TO HOLDERS OF COMMON STOCK

         Net loss attributable to holders of the Company's common stock amounted to $2.4 million or $.30 per common share for fiscal 2000. The net loss attributable to the Company's common stock reflects an additional $1.1 million charge resulting from accrued cumulative preferred stock dividends of $575,000 and imputed non-cash preferred stock dividends of $558,000 arising from the amortization of discounts on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred net losses of approximately $7.2 million (including one-time non-cash charges of $4.4 million), $1.3 million and $900,000 for fiscal 2001, 2000 and 1999, respectively. The Company had working capital deficits of approximately $5.8 million and $6.0 million at December 31, 2001 and 2000, respectively. As a result, the Company has undertaken the following initiatives.

         The Company intends to raise additional funds by issuing equity securities (which may have rights superior to the rights of our common stock). In addition, the Company intends to sell certain properties. The Company is currently marketing the Valley Regional Cancer Patient Care Center 1, Florida Cancer Center-Wells Complex Clinic and Calallen Regional Cancer Center and intends to leaseback these centers from the purchasers in the event these properties are sold. The net proceeds from the sale of these properties will be used to retire long-term and short-term debt obligations. The Company recently sold land located at St. Augustine, Florida for $415,000 and used all of the proceeds to reduce debt.

         The Company anticipates that enhanced collection procedures in certain treatment centers will improve cash flow. In addition, the Company believes that an increase in the market value of the Company's shares of common stock could eliminate the Company's obligation to redeem the shares of common stock held by certain shareholders of the Company. See "Cash and Cash Equivalents."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         As of December 31, 2001, the Company's future contractual obligations are as follows:

                                                         -------------------------------------------------------------
                                                                          Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
Contractual Obligations                        Total      Less than 1 yr.   2-3 years     4-5 years     After 5 years
----------------------------------------------------------------------------------------------------------------------

Long Term Debt-Notes Payable (1)             $16,686,477     $3,785,184    $ 7,452,872    $4,668,086       $780,335
Operating Leases (2)                           4,766,379      1,255,081      2,094,513     1,244,204        172,581
Securities with Put Options (3)                1,311,336      1,311,336
Other Long-Term Obligations(4)                 1,131,408        262,500        565,031       303,877
                                            --------------------------------------------------------------------------
Total Contractual Obligations                $23,895,600     $6,614,101    $10,112,416    $6,216,167       $952,916
                                            ==========================================================================



     (1) At December 31, 2001, the Company had twenty-eight long-term notes payable totaling approximately $13.0 million to DVI Financial Services, Inc. and approximately $3.7 million in notes payable with other equipment financing companies. Substantially all of the receivables, equipment and certain tangible assets of the Company collateralize the notes payable. Interest is charged at rates that range between 6.0% to 15.0%, and the notes mature through 2009.

     (2) The Company leases certain facilities under various operating lease that expire through 2007. Certain real estate leases have options to renew for periods from 3-15 years.

     (3) Certain of our stockholders have the right to require us to purchase an aggregate of 655,668 shares of common shares at $2.00 per share.

     (4) The Company has entered into an employment agreement with Jeffrey A. Goffman, Chief Executive Officer, which expires May 22, 2005. As of December 31, 2001, the Company is required to provide minimum base salaries and bonuses over the agreement term, including minimum annual increases. The employment agreement may be terminated by the Company without cause subject to a severance payment. See "Executive Compensation."

     As of December 31, 2001, the Company's future commercial commitments are as follows:

                                                              ----------------------------------------------------------
                                                                  Amount of Commitment Expiration per Period
------------------------------------------------------------------------------------------------------------------------
Commercial Commitments                           Total        Less than 1 yr.  2-3 years    4-5 years     After 5 years
------------------------------------------------------------------------------------------------------------------------
Lines of Credit (1)                            $4,784,177        $3,759,177                   $1,025,000
Standby Letter of Credit (2)                      400,000                        $400,000
                                            ----------------------------------------------------------------------------
Total Commercial Commitments                   $5,184,177        $ 3,759177      $400,000     $1,025,000
                                            ============================================================================

     (1) The Company has entered into three separate loan and security agreements with DVI Financial Services, Inc., the beneficial owner of more than 5% of our voting securities, pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under this credit facility is $4.4 million, with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% to 2.25% over the prime lending rate. On December 27, 2001, the Company and DVI agreed to amendments to the loan and security agreements, which extend the maturity dates for the lines of credit to June 2004. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At December 31, 2001, we had approximately $3.8 million of borrowings under this credit facility.

          During fiscal 2001, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services.

          We also entered into a secured loan agreement with Merrill Lynch Bank USA, which expires on March 20, 2006. The maximum amount available under this credit facility is $2.8 million. Borrowings under this line of credit bear interest at a rate that is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs and to fund the development of new centers. At December 31, 2001, we had approximately $1.0 million of borrowings under this credit facility.

     (2) Marcap Corporation is the beneficiary of a standby letter of credit in the amount of $400,000 as collateral for a note payable.

CASH AND CASH EQUIVALENTS

         For fiscal 2001 and 2000 we had: (i) cash and cash equivalents of approximately $12,000 and $51,000, respectively; and (ii) working capital deficits of $5.8 million and $6.0 million, respectively.

         Net cash generated by our operations totaled $1.2 million for fiscal 2001. Our net cash consists of: (i) net loss of $7.2 million, and (ii) non-cash and operating asset and liability adjustments of $8.4 million. Our investing activities utilized $5.0 million of our cash, of which $2.7 million was used for the purchases of property and equipment, $889,000 for investment in our partnership with U. S. Cancer Management Corporation and $1.0 million as collateral for our line of credit. Net cash generated from our financing activities included: (i) $4.0 million from the issuance of our Series E Preferred Stock; and (ii) $2.5 million from proceeds from long-term debt. We utilized approximately $4.1 million of the cash generated from our financing activities for the payment of long-term debt and private placement costs. Net proceeds from short-term borrowing amounted to $1.9 million.

         For fiscal 2002, the Company anticipates that it will need approximately $6.4 million to acquire new technologies for our cancer treatment centers. Historically, the Company has financed these discretionary capital expenditures through the sale of equity securities and loans from third party lenders. For fiscal 2002, we plan to secure financing from third-party lenders to fund these discretionary capital expenditures. The Company does not intend to use its cash to fund these expenditures. The Company has commitments from a third party lender to finance these capital expenditures, however, there can be no assurance that the Company will be able to do so on favorable terms, if at all. If such financing is not available, the Company will defer making these expenditures, which may limit its ability to increase revenues and earnings.

         The continued growth of the Company's business, including the acquisition or development of new facilities, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by its operating activities will enable it to meet the anticipated cash requirements of its operations for the next twelve months. However, certain shareholders of the Company have the right to require us to purchase an aggregate of 655,668 shares of common stock of the Company at $2.00 per share. In addition, Dr. John J. Fuery, a former director and principal shareholder of the Company, has the right to require the Company to purchase a total of 358,168 shares of the Company's common stock held by him if such shares of common stock are not purchased by Continuum Capital Partners by November 10, 2002. If the Company is required to purchase a substantial amount of the shares, the Company will have to secure additional financing to do so. There is no assurance that such additional financing will be available on satisfactory terms, if at all.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCUATIONS

         Due to seasonal variations in population, a significant portion of the Company's treatment centers, particularly those in the state of Florida and Texas, are subject to seasonal fluctuations. Population levels increase during the winter months in these locations and the demand for radiation therapy during these months also increases. As a result, we have historically experienced, and expect to continue to experience, quarterly fluctuations in net service revenues and net income, with higher amounts in the first and fourth quarters. We have a high level of fixed operating costs, which cannot be reduced at times of lower demand. Fluctuations in seasonal demand for radiation therapy may, therefore, affect our quarterly results. In addition, results for a given period may be affected by expenses associated with the opening or acquisition of additional centers in that or prior periods. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or for a full year.

WE ARE SUBJECT TO HEALTH CARE REGULATIONS

         Recent statutory changes affecting the Medicare and Medicaid programs, including provisions enacted as part of the Balanced Budget Act of 1997 that are intended to reduce overall Medicare and Medicaid expenditures and that permit states greater flexibility in the administration of their Medicaid programs, may affect our anticipated performance.

REDUCTIONS IN THIRD PARTY REIMBURSEMENT MAY ADVERSELY AFFECT OUR NET REVENUES AND NET INCOME

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

Report of Independent Auditors                                       F-1

Consolidated Balance Sheet as of December 31, 2001 and 2000          F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                     F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999                                     F-5 - F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                     F-7 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-38


                               . . . . . . . . . .

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 16, 2001, the Company dismissed Moore Stephens, P.C. ("Moore Stephens") as its independent auditors and engaged Moss Adams LLP ("Moss Adams") to serve as its independent auditors for the fiscal year ended December 31, 2001. The decision to dismiss Moore Stephens was made by the Audit Committee of the Company's Board of Directors.

         During the period in which the Company engaged Moore Stephens (i.e., January 16, 2001 through November 16, 2001), there were no disagreements between the Company and Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore Stephens, would have caused Moore Stephens to make reference thereto in their report on the financial statements of the Company. In addition, none of the audit reports provided by Moore Stephens contained an adverse opinion, or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

         A letter from Moore Stephens confirming the statements in the foregoing paragraph was filed on December 13, 2001 with the Securities and Exchange Commission as part of the Company's current report on Form 8-K disclosing the change of accountants.

         Prior to the engagement of Moss Adams as the Company's independent auditors on November 16, 2001, the Company had not consulted with Moss Adams regarding (i) the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event described in clause (i) of this paragraph.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's executive officers and directors:

NAME                       AGE       POSITION
----                       ---       ---------
Shyam B. Paryani, MD       46        Chairman of the Board of Directors
Jeffrey A. Goffman         43        President, Chief Executive Officer, Secretary and Director
Richard A. Baker           51        Senior Vice President and Chief Financial Officer
Gerald D. Boyajian         54        Vice President and Chief Operating Officer
Charles J. Jacobson        62        Director of Managed Care Contracting and Director
Stanley S. Trotman, Jr.    55        Director
Gordon C. Rausser, Ph.D.   56        Director
John H. Zeeman             73        Director
John W. Wells, Jr., M.D.   47        Director

SHYAM B. PARYANI, MD. Dr. Paryani has served as Chairman of the Board of Directors of the Company since January 2001 and a member of the Board of Directors since October 1998. Dr. Paryani also serves as the Chairman of the Medical Advisory Board of the Company. Dr. Paryani is Board-Certified in radiation oncology and currently is the Director of Radiation Oncology at Memorial Hospital in Jacksonville, Williams Cancer Center, and Co-Director of Radiation Oncology at Baptist Medical Center, FCC-Wells, FCC-Northside, FCC-St. Johns, FCC-Orange Park, and FCC-Palatka. Dr. Paryani received his undergraduate and medical degrees from the University of Florida, Gainesville. He received his radiation oncology training at Stanford University. Dr. Paryani also serves on the Board of Directors of the Baptist Health Foundation, the American Cancer Society, the Memorial Hospital Medical Board and the Northeast Hospice Acquanimatas Board.

JEFFREY A. GOFFMAN. Mr. Goffman serves as the Company's President, Chief Executive Officer and Secretary. He has been a member of the Board of Directors of the Company since May 1998. Mr. Goffman was the founder of U.S. Diagnostic, Inc. ("USD"), a leading provider and consolidator of outpatient diagnostic imaging facilities. From its inception in June 1993 until 1997, Mr. Goffman served as USD's Chairman and Chief Executive Officer. In 1988 Mr. Goffman founded Goffman and Associates, Certified Public Accountants, PC, an accounting firm in New York, and remained a partner at this firm until 1994 (from 1988 to 1992 Mr. Goffman was the managing partner of Goffman and Associates). Mr. Goffman is an inactive Certified Public Accountant licensed in New York and Florida and holds a degree in Accounting from the University of Hartford. Mr. Goffman is a member of the American Institute of Certified Public Accountants. Mr. Goffman also serves on the Board of Directors of Affiliated PET Systems, LLC, a private company that provides Positron Emission Tomography services in the Washington D.C. area.

         According to the SEC, during Mr. Goffman's tenure as Chief Executive Officer of USD, the company, relying upon advice of counsel, allegedly failed to disclose the background of a consultant to the company. In December 2000, USD and Mr. Goffman, without admitting or denying the allegations, settled this matter with the SEC by agreeing to a consent order pursuant to Section 8A of the Securities Act and 21C of the Exchange Act in which each agreed to cease and desist from committing or causing any violation and any future violation of
Section 17(a)(2) and (a)(3) of the Securities Act and from causing any violation and any future violation of Sections 13(a) and 14(a) of the Exchange Act.

RICHARD A. BAKER. Mr. Baker is the Senior Vice President and Chief Financial Officer of the Company. Mr. Baker has over 20 years of experience with public and private companies, SEC reporting and investor relations, merger and acquisition transactions, strategic planning and financial management. Prior to joining us in May 2001, Mr. Baker served as the Chief Financial Officer of Strategy Associates, Inc. (from May 2000 to May 2001) and the Chief Operating Officer of International EZ-UP, Inc. (from March 1999 to January 2000). From July 1995 to August 1998, Mr. Baker held positions as the Executive Vice President-Administration and Executive Vice President-Operations of Tri-Valley Growers, Inc., where he led strategic initiatives that improved operating and financial performance. Tri-Valley Growers, Inc. was forced into bankruptcy by its creditors in July 2000. Mr. Baker holds a Bachelor of Science degree in Accounting and

Business Management from Tri-State University. He earned his CPA license in Indiana in 1978 and is a member of the National Investor Relations Institute.

GERALD D. BOYAJIAN. Mr. Boyajian is the Vice President and Chief Operating Officer of the Company. Mr. Boyajian has over 20 years of experience in financial and executive management including over 12 years in executive healthcare management. Prior to joining OnCure in February of 2000, Mr. Boyajian served as the Executive Director for HRC, Inc. from July 1998 to January 2000. From September 1990 to January 1998, Mr. Boyajian served as the Executive Director for Tuolumne Family Health Services, Inc., a community based health care organization. Mr. Boyajian has also held the position of Director of Finance and Operations for a public benefit corporation. Prior to his public service, Mr. Boyajian was in private practice as a CPA. Mr. Boyajian holds a Bachelor of Science degree in Business Administration-Accounting from California State University at Northridge. Mr. Boyajian is an inactive Certified Public Accountant licensed in California.

CHARLES J. JACOBSON. Mr. Jacobson has been a member of the Board of Directors of the Company since May 1998. Mr. Jacobson also serves as the Company's Director of Managed Care Contracting. Since 1983, Mr. Jacobson has been the Chairman and Chief Executive Officer of Jacobson Consulting, Inc., a diversified healthcare consulting firm and third party administrator. From 1980 to 1983, Mr. Jacobson served on the development team of CIGNA Healthcare in the state of Florida. From 1972 to 1980, Mr. Jacobson was the Director of New Business Development for Hospital Affiliates, Inc. Mr. Jacobson has served on the Board of Directors of St. John's River Rural Health Network and Provider Network Management Corporation, both of which are management service organizations serving physician groups in the southeastern United States, and U.S. Diagnostic Equity Partners, a joint venture between Phycor, Inc. and USD. Mr. Jacobson currently serves as a director of Diversified Therapy Corporation, a national network of clinical wound care centers, Pricare Management Services Corporation, a physician management company, and Chiro Alliance Corp., a Florida based chiropractic IPA. Mr. Jacobson holds a Bachelor of Science degree from Christian Brothers University and an MBA from De Paul University, Graduate School of Business.

STANLEY S. TROTMAN, JR. Mr. Trotman has been a member of the Board of Directors of the Company since May 1998. Mr. Trotman also serves on the Board of Directors of American Shared Hospital Services, Inc. (a public company that provides Gamma Knife stereotactic radiosurgery). Mr. Trotman retired in December 2000 as the Managing Director of the healthcare group at Paine Webber Inc. (an investment banking firm). Mr. Trotman had been with PainWebber since 1995, following the consolidation of Kidder Peabody & Company (also an investment banking firm) with PainWebber. From April 1990 to March 1995, Mr. Trotman was co-director of Kidder Peabody & Company's healthcare group. Prior to his tenure with Kidder Peabody & Company, Mr. Trotman had been with Drexel Burnham Lambert, Inc. for approximately 22 years. During his tenure Drexel Burnham Lambert, Mr. Trotman served as the head of their healthcare group. Mr. Trotman received his undergraduate degree from Yale University in 1965 and in 1967 received his MBA from Columbia Business School.

GORDON C. RAUSSER, PH.D. Dr. Rausser has been a member of the Board of Directors of the Company since May 1998. For more than nine years, Dr. Rausser has been a principal and director at the Law and Economics Consulting Group, Inc., an economics consulting group that provides consulting and litigation support services primarily to Fortune 500 companies. He is Chairman of the Board of Directors of TriColor Line, Inc., a commercial real estate and export/import company with offices in San Francisco, London and Prague. Since 1993, Dr. Rausser has served as Dean of the College of Natural Resources at the University of California, Berkeley and since 1986 as a Robert Gordon Sproul Distinguished Professor. He has won fifteen national awards for his innovative economic research and strategy analysis. He has also served as Chairman of the Department of Agriculture Resource Economics at the University of California at Berkeley (from 1979 to 1985 and, again, from 1992 to 1994). Dr. Rausser, while on leave from the University of California, Berkeley, served as the Senior Economist on the Council of Economic Advisors (1986-1987) and as Chief Economist of the Agency for International Development. Dr. Rausser also serves on the Board of Directors of LECG, Inc., an economic consulting firm. Dr. Rausser has a Bachelor of Science degree from California State University, Fresno, and a Master of Science degree and Ph.D. from the University of California, Davis.

JOHN H. ZEEMAN. Mr. Zeeman has been a member of the Board of Directors of the Company since January 2001. Since 1973, Mr. Zeeman has served as Chairman of the Board of Directors of Mariner Financial Corporation, a financial consulting firm which provides strategic planning and financing. Mr. Zeeman currently serves as a member of the Board of Directors of New Horizon Diagnostics, Inc., a company engaged in the manufacturing and sale of proprietary biomedical products and Priva Technologies, Inc., a developer of high technology security systems. From 1989 to 1997, Mr. Zeeman served on the Board of Directors and as Chairman of the Executive Committee of Teklicon, Inc., a high technology firm specializing in litigation support. From 1995 to 1997 he was Chief Executive Officer of Condyne Electronics, Inc., a company specializing in electronic energy conservation equipment. In addition, from 1991 to 1997, Mr. Zeeman served as a member of the Board of Directors of HDA International SA, a leading European manufacturer of computer parts for IBM, Sony and others. From 1968 to 1973, Mr. Zeeman served as President and Chief Executive Officer of Appolo Industries, a diversified holding company. He resigned from Appolo after the company was sold. Mr. Zeeman was a founding shareholder of MCI Communications, Inc. and served on its Board of Directors until its initial public offering. Mr. Zeeman served as a financial analyst at L.F. Rothchild, Inc. and as a corporate finance partner at Andresen and Company, Inc. Mr. Zeeman served as an officer in the Royal Dutch Navy and he was a graduate of its academy.

JOHN W. WELLS, JR., MD. Dr. Wells has been a member of the Board of Directors of the Company since January 2001. Dr. Wells also serves a member of the Medical Advisory Board of the Company. Dr. Wells is Board-Certified in radiation oncology and currently is the Chief of Radiation Oncology at Orange Park Medical Center in Jacksonville, Florida. Dr. Wells was a naval aviator in the United States Marine Corps. Dr. Wells has a Bachelor of Science Degree and a Master of Science degree in Mathematics from Auburn University. Dr. Wells received his medical degree from the Medical College of Georgia and took his residency at Stanford University. Dr. Wells is a member of the Duval County Medical Society of Clinical Oncology, and the American Endocrine-Therapy Society.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") on a timely basis. Reporting Persons are required to furnish the Company with copies of all such forms that they file. Except as provided below, the Company believes, based solely on its review of such forms, that all filing requirements applicable to Reporting Persons during and with respect to fiscal year 2001 were complied with on a timely basis.

                                                                 NUMBER OF
                                                 NUMBER OF     TRANSACTION NOT
NAME                                             LATE REPORTS  TIMELY REPORTED
----                                             ------------  ---------------
Alpine Venture Capital Partners***                      1            1
Richard A. Baker                                        1            1
DVI Financial Services, Inc.***                         2            2
John J. Fuery***                                        2            2
W. Brian Fuery***                                       3            3
Jeffrey A. Goffman                                      1            1
Charles J. Jacobson                                     1            1
Douglas A. McBride                                      1            1

Mercurius Beleggingsmaatchappij BV***                   1            1
Richard W. Padelford                                    1            1
Participatie Maatschappij Avanti Limburg BV***          1            1
Shyam B. Paryani                                        1            1
Gordon C. Rausser                                       1            1
Randy C. Sklar                                          1            1
Stanley S. Trotman, Jr.                                 1            1
John W. Wells, Jr.                                      1            1
John H. Zeeman                                          1            1


***Based solely on review of the forms submitted to the Company, none of Alpine Venture Capital Partners, DVI Financial Services, Inc., John J. Fuery, W. Brian Fuery, Mercurius Beleggingsmaatchappij BV or Participatie Maatschappij Avanti

Limburg BV has filed the report(s), pertaining to ownership of the Company's securities, required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes compensation earned by, or paid to (a) each person serving as the Chief Executive Officer of the Company (i.e., Mitchell Hymowitz and Jeffrey A. Goffman), (b) each person serving as an executive officer of the Company, other than the Chief Executive Officer, on December 31, 2001 (i.e., Gerald D. Boyajian and Richard A. Baker) and (c) each person that served as an executive officer of the Company during fiscal year 2001 and who earned more than $100,000 in salary and bonus during the year (i.e., Richard W. Padelford and Douglas A. McBride). Each of Mitchell Hymowitz, Jeffrey A. Goffman, Gerald D. Boyajian, Richard A. Baker, Richard W. Padelford and Douglas
A. McBride shall be referred to collectively as the "Named Executive Officers."



                                                                           COMPENSATION
                                      ---------------------------------------------------------------------------
                                                                                      LONG TERM
                                                        ANNUAL                      COMPENSATION
   NAMED EXECUTIVE         FISCAL     ----------------------------------------         AWARDS            ALL
       OFFICER              YEAR       SALARY(1)        BONUS         OTHER(2)       OPTIONS(3)         OTHER
-----------------------------------------------------------------------------------------------------------------
Jeffrey A. Goffman          2001       $262,000      $100,000(4)
   President, Chief         2000       $250,000                      $75,000(5)       200,000          $12,000(6)
   Executive Officer        1999       $200,000                                                        $12,000
   & Director                                                                                          $12,000

Gerald D. Boyajian(7)       2001        $95,000                                        45,000           $2,000(8)
   Vice President           2000        $57,000
   & Chief Operating
   Officer

Richard A. Baker(9)         2001       $104,000                                       125,000
   Sr. Vice President
   & Chief Financial
   Officer

Richard W. Padelford(10)    2001       $179,000                                       113,333         $10,500(11)
   Former Chief             2000       $163,000                                                       $12,000
   Operating Officer        1999       $125,000                                                       $12,000

Douglas A. McBride(12)      2001       $150,000                                        49,333          $4,000(13)
   Former Chief             2000       $195,000                                                       $12,000
   Information Oficer       1999       $175,000                                                       $12,000

Mitchell Hymowitz(14)       2001
                            2000        $98,750(15)
                            1999        $61,875
-----------------------------------------------------------------------------------------------------------------

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

     (3) Represents the number of shares of common stock underlying options granted pursuant to the Company's stock option plans.

     (4) Mr. Goffman received a $100,000 bonus in January 2001 in conjunction with the Company's reorganization with U.S. Cancer Care.

     (5) Mr. Goffman received $75,000 for relocation expenses in conjunction with the Board's request for him to move to California.

     (6) The amount provided in the "All Other Compensation" column for Mr. Goffman consists of: $6,000 received in 1999, 2000, and 2001 for auto expenses; and $6,000 received in 1999, 2000, and 2001 for premiums on life insurance for his benefit.

     (7) Gerald D. Boyajian was promoted to his position of Vice President and Chief Operating Officer as of September 21, 2001.

     (8) The amount provided in the "All Other Compensation" column for Mr. Boyajian consists of: $1,000 received in 2001 for auto expenses; and 1,000 received in 2001 for premiums on life insurance for his benefit.

     (9) Richard A. Baker joined the Company as Senior Vice President and Chief Financial Officer on May 1, 2001.

     (10) Richard W. Padelford resigned from his position as our Chief Operating Officer on August 30, 2001.

     (11) The amount provided in the "All Other Compensation" column for Mr. Padelford consists of: $6,000 received in 1999 and 2000 and $4,500 received in 2001 for auto expenses; and $6,000 received in 1999, 2000, and 2001 for premiums on life insurance for his benefit.

     (12) Douglas A. McBride ceased to be our Vice President and Chief Information Officer as of August 27, 2001.

     (13) The amount provided in the "All Other Compensation" column for Mr. McBride consists of: $6,000 received in 1999 and 2000 and $4,000 received in 2001 for auto expenses; and $6,000 received in 1999 and 2000 for premiums on life insurance for his benefit.

     (14) Prior to our reorganization with U.S. Cancer Care, Mitchell Hymowitz was our President, sole Director and only salaried employee. Following the completion of the reorganization, Mitchell Hymowitz resigned from his positions as President and Director, effecting an immediate transition to the current management team. Current management consists of those individuals who served as officers and directors of U.S. Cancer Care prior to the reorganization.

     (15) Mitchell Hymowitz was issued 39,500 shares (as adjusted for the Reverse Stock Split) of our common stock as compensation for services performed. The fair market value of these shares at the time they were issued to Mr. Hymowitz was $98,750.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth each grant of stock options during the fiscal year ended December 31, 2001 to each of the Named Executive Officers who received such grants. No stock appreciation rights were granted during such fiscal year.

                          NUMBER OF      PERCENT OF
                          SECURITIES     TOTAL OPTIONS
                          UNDERLYING     GRANTED TO
                          OPTIONS        EMPLOYEES IN      EXERCISE PRICE     EXPIRATION
                          GRANTED        FISCAL 2000       ($/SHARE)          DATE
                          ----------     --------------    --------------     -----------
Jeffrey A. Goffman           0

Gerald D. Boyajian         10,000             5.41%            $2.00         July 12, 2005
                           25,000            13.51%            $1.30         September 21, 2006

Richard A. Baker           50,000            27.02%            $2.00         May 1, 2006
                           50,000            27.02%            $2.00         May 1, 2006
                           25,000            13.51%            $1.30         September 7, 2006

Richard W. Padelford         0

Douglas A. McBride           0

Mitchell Hymowitz            0


OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information about exercised stock options held by the Named Executive Officers. During fiscal year 2001, none of the Named Executive Officers exercised stock options.

                                                        NUMBER OF SECURITIES        VALUE OF
                                                        UNDERLYING UNEXERCISED      UNEXERCISED IN-THE-MONEY
                         SHARES                         OPTIONS AT YEAR END         OPTIONS AT YEAR END($)
                         ACQUIRED ON     VALUE          EXERCISABLE/                EXERCISABLE/
                         EXERCISE        REALIZED       UNEXERCISABLE               UNEXERCISABLE
                         -----------     ---------      ----------------------      -------------------------
Jeffrey A. Goffman           0               0          122,933/77,067

Gerald D. Boyajian           0               0          3,540/41,460

Richard A. Baker             0               0          0/125,000

Richard W. Padelford         0               0          113,333/0

Douglas A. McBride           0               0          49,333/0

Mitchell Hymowitz            0               0          200,000/0


BOARD COMPENSATION

         Dr. Shyam B. Paryani was granted an option to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share, for serving as Chairman of the Board.

         Each non-employee member of our Board, excluding the Chairman, is granted options to purchase 1,000 shares of our common stock for each Director's meeting and subcommittee meeting for which they attend. The purchase price of the shares of common stock underlying such options will be equal to the fair market value of our common stock on the date the option is granted. In 2001, the purchase price was $2.00 per share for all shares granted. The shares granted to each Board member for attending meetings is as follows:

       Board Member                          Number of Shares
       ------------                          ----------------
       Charles J. Jacobson                      11,000

       Stanley S. Trotman                        9,000

       Gordon C. Rausser                         8,000

       John H. Zeeman, Jr.                      19,000

       John W. Wells, Jr.                        5,000

         In fiscal 2001, each of Shyam B. Paryani and John H. Zeeman was granted options to purchase 50,000 shares of our common stock at an exercise price of $2.00 per share for services performed in the Company's reorganization.

EMPLOYMENT CONTRACTS

         Mr. Goffman serves as our Chief Executive Officer pursuant to the terms of a five-year employment agreement, as amended on September 13, 2000. Mr. Goffman's employment agreement will terminate in three years on May 22, 2005. Under the terms of his employment agreement, Mr. Goffman receives a base salary of $250,000 per year, which increases by at least 5% each year. In addition, Mr. Goffman receives a bonus ranging from a minimum of $50,000 to a maximum of $100,000. His bonus increases on a pro rata basis based upon the amount of an investment in our common stock. Thus, to obtain the minimum bonus there must be a $3 million investment and to obtain the maximum bonus there must be a $5 million investment. If Mr. Goffman's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. Goffman's employment agreement, he is entitled to the following severance:

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

ITEM 11. PRINCIPAL STOCKHOLDERS

         The following table shows certain information relating to the beneficial ownership of the Company as of December 31, 2001 of (i) each person known to us to be the beneficial owner of more than 5% of our voting shares,
(ii) each of our directors and Named Executive Officers, and (iii) all directors and executive officers as a group.

                                            Amount and Nature    Percent of
Name and Address                Title of    of Beneficial        Voting
of Beneficial Owner (1)         Class       Ownership (2)        Stock Owned
-----------------------         -----       -------------        -----------

Shyam B. Paryani, MD            Common       522,098(3)           5.10%
                                Series D     320,513
                                Preferred

Jeffrey A. Goffman              Common       1,157,933(4)         7.00%

Gerald D. Boyajian              Common       3,540(5)             0.02%

Richard A. Baker                Common          -0-

Stanley S. Trotman, Jr.         Common       132,400(6)           0.80%

Gordon C. Rausser               Common       163,500(7)           1.00%

Charles J. Jacobson             Common       190,000(8)           1.15%

John H. Zeeman                  Common        52,000(9)           0.32%

John W. Wells, Jr., MD          Common       129,634              2.72%
                                Series D     320,513
                                Preferred


John J. Fuery, MD               Common       2,278,303(10)       13.78%
44 Farragut Avenue
Piedmont, CA 94610

Richard W. Padelford            Common       238,333(11)          1.44%
11218 Scarlet Oak Drive
Oakdale, CA  95361

Douglas A. McBride              Common       49,333(12)           0.30%
181 Oak Road
Alamo, CA 94507

DVI Financial Services, Inc.    Common       1,337,758            8.09%
5355 Town Center Road
Boca Raton, FL 33486

Mercurius Beleggingsmaatschappij BV and               Series E      1,538,462 (13)      9.30%
Participatie Maatschappij Avanti Limburg BV           Preferred
Akerstraat 126
6417 AG Heerlen
Netherlands

Stichting Administratiekantoor Aandelen Stienstra
Akerstraat 126
PO Box 299
6400 AG Heerlen
Netherlands

Alpine Venture Capital Partners, LP                   Series E      1,538,462           9.30%
One North Clematis Street, Suite 510                  Preferred
West Palm Beach, FL 33401

Officers and Directors as a Group                     Common        2,351,905          18.10%
                                                      Preferred       641,026


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

(1) Unless otherwise indicated, the address of all persons listed is c/o OnCure Technologies, 7450 East River Road, Suite 3, Oakdale, CA 95361.

(2) Common stock includes shares (i) underlying options and warrants currently exercisable or exercisable within 60 days of February 28, 2002, and/or (ii) issuable upon conversion of non-voting Preferred Stock currently convertible or convertible within 60 days of February 28, 2002, which are deemed outstanding for the purpose of computing the amount of shares owned by, and percentage ownership of, the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

     The number of shares of Preferred Stock listed above reflects the number of votes to which the person holding such shares is entitled, not the actual number of shares owned.

(3) Includes the beneficial ownership of an aggregate of 121,000 shares of our common stock issuable upon the exercise of certain stock options.

(4) Includes the beneficial ownership of an aggregate of 122,933 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(5) Includes the beneficial ownership of an aggregate of 3,540 shares of our common stock issuable upon exercise of certain stock options.

(6) Includes the beneficial ownership of an aggregate of 29,000 shares of our common stock issuable upon the exercise of certain stock options.

(7) Includes the beneficial ownership of an aggregate of 26,000 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(8) Includes the beneficial ownership of an aggregate of 55,000 shares of our common stock issuable upon the exercise of certain stock options and 10,000 shares of our common stock issuable upon the exercise of certain warrants.

(9) Includes the beneficial ownership of an aggregate of 52,000 shares of our common stock issuable upon exercise of certain stock options.

(10) John J. Fuery served as a member of the Company's Board of Directors from May 1998 to December 2000.

(11) Includes the beneficial ownership of an aggregate of 113,333 shares of our common stock issuable upon the exercise of certain stock options.

(12) Includes the beneficial ownership of an aggregate of 49,333 shares of our common stock issuable upon the exercise of certain currently exercisable stock options.

(13) Mercurius Beleggingsmaatschappij BV and Participatie Maatschappij Avanti Limburg BV each own directly 250 shares of our Series E Preferred Stock which are convertible into 769,231 shares of our common stock. Based on a
     Schedule 13G filed with the SEC on May 30, 2001, Mercurius and Avanti are a group and are deemed to own each other's shares (an aggregate of 1,538,462 shares of our common stock). The Schedule 13G also states that Mercurius is wholly owned by Stichting Administratiekantoor Aandelen Stienstra, which is deemed to own the shares beneficially owned by Mercurius.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

CERTAIN TRANSACTIONS WITH DR. SHYAM B. PARYANI, THE CHAIRMAN OF THE BOARD OF DIRECTORS.

         In December 2000, the Company's wholly-owned subsidiary, U.S. Cancer Care issued a $123,511 promissory note to Dr. Paryani. In March 2002, the Company paid $110,701 to Dr. Paryani ($106,820 as payment for the outstanding balance of principal on the note and $3,881 as payment for all accrued interest on the note).

CERTAIN TRANSACTIONS WITH DR. SHYAM B. PARYANI, THE CHAIRMAN OF THE BOARD OF DIRECTORS, AND DR. JOHN W. WELLS, JR., A MEMBER OF THE BOARD OF DIRECTORS.

         The Company leases the Florida Cancer Center - Orange Park and the Florida Cancer Center - Palatka from entities affiliated with Dr. Paryani and Dr. Wells. The Company's annual rental payments, in accordance with the terms of these leases, are $174,000 (Orange Park) and $90,000 (Palatka).

CERTAIN TRANSACTIONS WITH DVI FINANCIAL SERVICES, INC., THE BENEFICIAL OWNER OF MORE THAN 5% OF THE COMPANY'S VOTING SECURITIES.

         In September 2001, the Company entered into an exchange agreement with DVI Financial Services, Inc. whereby:

     o DVI exchanged 1,000 shares of its Series B Cumulative Accelerating Redeemable Preferred Stock, par value $0.001 per share (the "Series B Stock"), together with all accrued and unpaid dividends on the Series B Stock, for an aggregate of 1,337,738 shares of the Company's Common Stock (147,262 shares of Common Stock were issued as payment for accrued and unpaid dividends); and

     o DVI agreed not to exercise its right to convert its shares of the Series C Cumulative Accelerating Redeemable Preferred Stock, par value $0.001 per share, into shares of the Company's Common Stock until September 7, 2002.

         As a way of financing certain aspects of its operations, the Company obtains financing from DVI. The Company has entered into a series of financing agreements with DVI. At December 31, 2001, the principal amount of borrowings under these agreements was approximately $13.1 million with interest rates ranging from 8.8% to 12.4 %. During the fiscal year 2001, we paid DVI approximately $1.4 million as payment for accrued interest on these borrowings.

         DVI provides the Company with a revolving line of credit pursuant to three loan and security agreements. The maximum amount available under this credit facility is $4.4 million with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% to 2.25% over the prime lending rate. This line of credit expires on June 30, 2004 but is renewable for a one-year term at the expiration date. At December 31, 2001, we had approximately $3.8 million of borrowings under this credit facility.

         The Company's Calallen Regional Cancer Center is subject to a $1.4 million mortgage and the Company's Valley Regional Cancer Center 1 is subject to a $800,000 mortgage. Each mortgage is held by DVI.

CERTAIN TRANSACTIONS WITH DR. JOHN J. FUERY, THE BENEFICIAL OWNER OF MORE THAN 5% OF THE COMPANY'S VOTING SECURITIES AND A FORMER MEMBER OF THE BOARD OF DIRECTORS.

         In May 2001, the Company entered into an agreement with Dr. Fuery and Continuum Capital Partners, Inc. in connection with the settlement of Dr. Fuery's claim that certain indebtedness owed to him was due and payable. Pursuant to the terms of this agreement: (i) Dr. Fuery was paid a lump sum of cash in the amount of $428,000; (ii) $766,551 (representing principal, interest, expenses, rents and other amounts due to Dr. Fuery) converted into 358,168 shares of our Common Stock, at a conversion price of $2.00 per share; (iii) Continuum Capital Partners, Inc. was given the right to purchase, on or before November 10, 2002, 358,168 shares of our Common Stock held by Dr. Fuery, at an exercise price of $2.25 per share; and (iv) Dr. Fuery was given the right to require the Company to purchase any portion of his 358,168 shares of Common Stock that is not purchased by Continuum Capital Partners, Inc. at $2.00 per share. See "Legal Proceedings."

         The Company leases the East Bay Regional Cancer Center, the Turlock Regional Cancer Center and the Sonora Cancer Center from a corporation owned by Dr. Fuery. The Company's rental payments, in accordance with the terms of these leases, are $211,000 (East Bay), $127,000 (Turlock) and $67,000 (Sonora).

CERTAIN TRANSACTIONS WITH W. BRIAN FUERY, THE SON OF DR. JOHN J. FUERY AND A FORMER MEMBER OF THE BOARD OF DIRECTORS.

         In April 2000, the Company's wholly-owned subsidiary, U.S. Cancer Care, entered into a partnership agreement with U.S. Cancer Management Corporation, a corporation wholly owned by W. Brian Fuery for the purpose of developing and building outpatient radiation treatment centers in Northern California. Pursuant to the terms of this partnership agreement, all profits realized by the partnership are distributed 51% to U.S. Cancer Management Corporation and 49% to U.S. Cancer Care. In addition, the partnership agreement required U.S. Cancer Care to provide the partnership with a $300,000 loan (which was provided in May
2001) and to provide or obtain financing for the development of new centers in Rohnert Park and Fresno, California. If U.S. Cancer Care failed to provide the partnership with the loan or fails to provide or obtain the required financing for the centers, its interest in these centers will automatically be reduced from 49% to 5%. In September 2001, U.S. Cancer Management Corporation notified U.S. Cancer Care that its interest in each of these centers had been reduced to 5%.

         In February 2002, the Company entered into a settlement agreement with
W. Brian Fuery and two entities controlled by him (Stunner Corporation and U.S. Cancer Management Corporation) in connection with the lawsuit filed by U.S. Cancer Care. See "Legal Proceedings." Pursuant to the terms of the settlement agreement, the Company: (i) exchanged its interest in the USCMC-USCC Partnership for 642,833 shares of the Company's common stock held by W. Brian Fuery, (ii) paid W. Brian Fuery $31,120, (iii) agreed to pay certain additional obligations amounting to $16,390, (iv) transferred title to certain furniture and equipment to W. Brian Fuery, and (v) agreed to pay a portion of the monthly payments for office space used by W. Brian Fuery.

         Prior to September 1, 2001, the Company leased the Ceres Storage Warehouse, a storage warehouse located in Ceres, California, from Mr. Fuery. During the fiscal year 2001, the Company paid $28,500 annually to rent this facility.

ITEM 1 3. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

2.1      Agreement and Plan of Reorganization, dated as of December 5, 2000, by and

         Between Worldwide Equipment Corp and U.S. Cancer Care, Inc. (1)

3.1      Articles of Incorporation of the Registrant dated June 14, 1993. (2)

3.2      Certificates of Amendment to the Articles of Incorporation of the Registrant dated
         April 21, 1997. (3)

3.3      Certificate of Amendment to the Articles of Incorporation of the Registrant dated
         August 11, 1997 (3)

3.4      Articles of Amendment to the Articles of Incorporation of the Registrant dated
         December 15, 1997. (2)

3.5      Articles of Amendment to the Articles of Incorporation of the Registrant dated
         September 15, 1999. (2)

3.6      Articles of Amendment to the Articles of Incorporation of the Registrant dated
         November 13, 2000, effecting a reverse stock split. (4)

3.7      Articles of Amendment to the Articles of Incorporation of the Registrant dated
         March 19, 2001. (5)

3.8      Articles of Amendment to the Articles of Incorporation of the Registrant dated
         January 18, 2001. (6)

3.9      By-Laws of the Registrant. (7)

4.1      Put Option Agreement, dated June 28, 2001, by and between CRC Partners, LTD. and
         OnCure Technologies Corp.

4.2      Put Option Agreement, dated June 28, 2001, by and between Akiva Merchant Group,
         Inc. and OnCure Technologies Corp.

4.3      Put Option Agreement, dated June 28, 2001, by and between Kaufman Family Ltd.
         Trust and OnCure Technologies Corp.

4.4      Intentionally left blank.

4.5      Amendment to Put Option Agreement, dated June 28, 2001, by and between CRC
         Partners and OnCure Technologies Corp.

4.6      Amendment to Put Option Agreement, dated June 28, 2001, by and between Akiva
         Merchant Group, Inc. and OnCure Technologies Corp.

4.7      Amendment to Put Option Agreement, dated June 28, 2001, by and between Kaufman
         Family Ltd. Trust and Oncure Technologies Corp.

10.1     Employment Agreement, dated as of May 22, 1998, by and between Jeffrey A. Goffman and U.S. Cancer Care. (3)

10.2     Amendment to Employment Agreement, dated as of September 13, 2000, by and between
         Jeffrey A. Goffman and U.S. Cancer Care. (3)

10.3     2001 OnCure Technologies Corp. Stock Option Plan. (8)

10.4     Professional Services Agreement, dated as of August 1, 1999, by and between The
         Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health
         Care Management Corporation. (9)

10.5     Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC
         Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC
         Partnership. (9)

10.6     Second Assignment of and Amendment to Agreement, dated as of April 1, 2001, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC
         Health Care Management Corporation, USCC Medical Group-CA, Inc., USCMC-USCC
         Partnership and AuSam Medical Group, Inc. (9)

10.7     Medical Services Agreement, dated as of December 1, 2001, by and between U.S.
         Cancer Care Florida Radiation Oncology Group. (10)

10.8     Conversion of Notes Agreement, dated as of May 10, 2001, by and among OnCure
         Technologies Corp., Dr. John J. Fuery and Continuum Capital Partners, Inc.

10.9     Settlement Agreement and Mutual General Release, dated as of February 28, 2002, by and among W. Brian Fuery, Stunner Corporation, U.S. Cancer Management Corporation,
         USCMC-USCC Partnership, U.S. Cancer Care, Inc., and OnCure Technologies Corp.

16.1     Letter from Moore Stephens regarding change in certifying accountant. (11)

21.1     List of Subsidiaries.
---------------------------------------

(1)      Filed as an exhibit to the Current Report on Form 8-K filed by the Company on
         January 17, 2001.

(2)      Filed as an exhibit to the Registration Statement on Form 10-SB filed by the
         Company on June 13, 2000.

(3)      Filed as an exhibit to the Annual Report on Form 10-KSB filed by the Company on
         April 15, 2001.

(4)      Filed as an exhibit to the Current Report on Form 8-K filed by the Company on
         November 11, 2000.

(5)      Filed as an exhibit to the Definitive Information Statement on Schedule 14C filed by the Company on February 27, 2001.

(6)      Filed as an exhibit to the Current Report on Form 8-K filed by the Company on
         January 18, 2001.

(7)      Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB
         filed by the Company on June 22, 2000.

(8)      Filed as an exhibit to the Registration Statement on Form S-8 filed by the Company on January 16, 2002.

(9)      Filed as an exhibit to Amendment No. 2 of the Annual Report on Form 10-KSB/A filed by the Company on October 18, 2001.

(10)     Filed as an exhibit to Amendment No. 4 to the Registration Statement on Form SB-2
         filed by the Company on October 19, 2001.

(11)     Filed as exhibit to the Current Report on Form 8-K/A filed by the Company on
         December 13, 2001.


(b)      Current Reports on Form 8-K.

         On November 21, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 4, that the Company changed its independent auditors from Moore Stephens, P.C. to Moss Adams LLP.

         On December 13, 2001, the Company filed a Current Report on Form 8-K/A amending and restating the Company's November 21, 2001 Current Report on Form 8-K and reporting, under Item 4, that the Company changed its independent auditors from Moore Stephens, P.C. to Moss Adams LLP.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ONCURE TECHNOLOGIES CORP.


Dated: March 29, 2002                 By:      /s/ Jeffrey A. Goffman
                                               ----------------------
                                               Jeffrey A. Goffman
                                               Chief Executive Officer,
                                               President, Secretary and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          NAME                               POSITION
          ----                               --------

/s/ Shyam B. Paryani, MD        Chairman of the Board of Directors         March 29, 2002
------------------------------
Shyam B. Paryani, MD

/s/ Jeffrey A. Goffman          Chief Executive Officer, President,        March 29, 2002
------------------------------  Secretary and Director
Jeffrey A. Goffman

/s/ Richard A. Baker            Chief Financial Officer and Senior         March 29, 2002
------------------------------  Vice President (principal
Richard A. Baker                accounting officer)

/s/ Charles J. Jacobson         Director of Managed Care Contracting       March 29, 2002
------------------------------  and Director
Charles J. Jacobson

/s/ Stanley S. Trotman, Jr.     Director                                   March 29, 2002
------------------------------
Stanley S. Trotman, Jr.

/s/ Gordon C. Rausser, Ph.D.    Director                                   March 29, 2002
------------------------------
Gordon C. Rausser, Ph.D.

/s/ John H. Zeeman              Director                                   March 29, 2002
------------------------------
John H. Zeeman

/s/ John W. Wells, Jr., MD      Director                                   March 29, 2002
------------------------------
John W. Wells, Jr., MD

FINANCIAL STATEMENTS:

Report of Independent Auditors..............................................................F-1

Consolidated Balance Sheet as of December 31, 2001 and 2000.................................F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2001, 2000 and 1999.........................................................................F-5 - F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
2000 and
1999........................................................................................F-7 - F-9

Notes to Consolidated Financial Statements..................................................F-10 - F-38


                                    .........

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of OnCure Technologies Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheet of OnCure Technologies Corp. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OnCure Technologies Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company restated its December 31, 2000 consolidated financial statements.

Stockton, California
February 22, 2002

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                             DECEMBER 31,
                                                   --------------------------------
                                                         2001              2000
                                                   -------------     --------------
                                                                     (As Restated)
 CURRENT ASSETS
    Cash                                           $      12,347     $       50,696
    Certificate of deposit                               400,000              -
    Accounts receivable - net                          5,464,097          5,100,048
    Prepaid expenses and other                           553,184            335,086
    Deferred income taxes                                246,711            289,505
                                                   -------------     --------------
             Total current assets                      6,676,339          5,775,335

 RESTRICTED CASH                                       1,025,000                 -

 PROPERTY AND EQUIPMENT - net                         15,512,150         14,845,477

 DEFERRED LOAN COSTS, net of accumulated                       -            161,077
    amortization

 EXCESS OF COST OVER FAIR VALUE OF
    NET ASSETS ACQUIRED, net of accumulated
       amortization                                   13,258,512         15,415,295

 OTHER ASSETS, net                                       465,895            461,614
                                                   -------------     --------------
             Total assets                          $  36,937,896     $   36,658,798
                                                   =============     ==============

F-2                                                       See accompanying notes
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS'EQUITY

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                    2001              2000
                                                              --------------    --------------
                                                                                (As Restated)
 CURRENT LIABILITIES
    Accounts payable                                          $    3,266,504    $    2,540,706
    Accrued liabilities                                            1,682,793         1,260,532
    Notes payable to stockholders                                         -            360,000
    Lines of credit                                                3,759,177         2,602,188
    Current portion of long-term debt                              3,785,184         4,987,316
                                                              --------------    --------------
              Total current liabilities                           12,493,658        11,750,742

 LONG - TERM DEBT                                                 13,926,293        13,202,677

 DEFERRED INCOME TAXES                                               246,711           580,378
                                                              --------------    --------------
              Total liabilities                                   26,666,662        25,533,797
                                                              --------------    --------------
 MINORITY INTEREST                                                   653,425            72,529
                                                              --------------    --------------
 COMMITMENTS AND CONTINGENCIES                                            -                 -
                                                              --------------    --------------
 Common stock - contingent, 655,668 and 612,500
    shares issued and outstanding at December 31, 2001
    and 2000, respectively                                         1,311,336         1,225,000
                                                              --------------    --------------
 Redeemable preferred stock, $. 001 par value,
      1,000 shares issued and outstanding (liquidation
       preference $2,500,000)                                             -          2,725,000
                                                              --------------    --------------
 STOCKHOLDERS' EQUITY
    Preferred stock, $. 001 par value, 1,000,000 shares
       authorized, 3,000 and 1,000 shares issued and out-
       standing at December 31, 2001 and 2000, respectively       11,500,000         5,000,000

    Common stock, $. 001 par value, 100,000,000 shares
       authorized, 10,290,054 and 7,412,316 shares issued
       and outstanding at December 31, 2001 and 2000,
       respectively                                                   10,290             7,413

 ADDITIONAL PAID-IN CAPITAL                                        8,809,390         6,714,238

 DEFERRED COMPENSATION                                                    -            (71,050)

 ACCUMULATED DEFICIT                                            (12,013,207)        (4,548,129)
                                                              --------------    --------------
              Total stockholders' equity                           8,306,473         7,102,472
                                                              --------------    --------------
              Total liabilities and stockholders' equity      $   36,937,896    $   36,658,798
                                                              ==============    ==============

See accompanying notes                                                       F-3
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                 2001             2000             1999
                                            -------------   -------------    -------------
                                                             As Restated
 REVENUES
    Net patient service revenues            $  22,324,263    $ 19,769,839    $  16,731,633
    Other revenues                                408,045         239,115           44,060
                                            -------------   -------------    -------------
              Total revenues                   22,732,308      20,008,954       16,775,693
                                            -------------   -------------    -------------
 OPERATING EXPENSES
    Salaries and benefits                       6,362,267       5,626,454        5,205,148
    Medical supplies and services               5,325,242       4,172,424        3,415,567
    General and administrative                  8,281,627       5,512,691        4,671,262
    Non-cash stock option compensation             56,566       1,373,000               -
    Depreciation and amortization               3,097,583       2,170,921        1,950,346
    Impairment loss                             2,893,851               -               -
                                            -------------   -------------    -------------
              Total operating expenses         26,017,136      18,855,490       15,242,323
                                            -------------   -------------    -------------
 (LOSS) INCOME FROM OPERATIONS                 (3,284,828)      1,153,464        1,533,370
                                            -------------   -------------    -------------
 OTHER INCOME (EXPENSE)
    Interest income                               100,573          26,609           23,671
    Interest expense                           (2,467,891)     (2,242,717)      (2,046,084)
    Amortization of deferred loan costs          (161,077)       (256,664)        (228,458)
    Other (expense) income, net                (1,061,832)         (1,379)          12,463
                                            -------------   -------------    -------------
              Total other expense, net         (3,590,227)     (2,474,151)      (2,238,408)
                                            -------------   -------------    -------------
 LOSS BEFORE MINORITY INTEREST
    AND INCOME TAX BENEFIT                     (6,875,055)     (1,320,687)        (705,038)

 MINORITY INTEREST                               (580,896)       (372,366)        (220,564)

 INCOME TAX BENEFIT                               290,873         417,002            8,875
                                            -------------   -------------    -------------
 NET LOSS                                   $  (7,165,078)  $  (1,276,051)   $    (916,727)
                                            =============   =============    =============
 NET LOSS                                   $  (7,165,078)  $  (1,276,051)   $    (916,727)

 Deduct: Preferred stock dividends                834,250         575,000          460,000
          Imputed non-cash preferred
              stock dividends                          -          558,007        1,102,018
                                            -------------   -------------    -------------
 NET LOSS USED IN PER COMMON
    SHARE CALCULATION                       $  (7,999,328)  $  (2,409,058)   $  (2,478,745)
                                            =============   =============    =============

 BASIC AND DILUTED LOSS PER
    COMMON SHARE                            $       (0.89)  $       (0.30)   $       (0.31)
                                            =============   =============    =============
 WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic and diluted             9,018,330       8,024,816        8,024,816
                                            =============   =============    =============

F-4                                                       See accompanying notes
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                             ----------------------------------------------------------------------
                                                 Preferred Stock                 Common Stock
                                             --------------------------     ----------------------    Additional
                                             Number of                      Number of                  Paid-in
                                               Shares          Amount        Shares       Amount       Capital
                                             ----------     -----------    -----------  ----------  -------------
Balance, December 31, 1998                         -        $        -      3,686,700   $   36,867  $   1,218,483
Recapitalization as a result of merger             -                 -      6,666,942        6,667         (6,667)
Common stock issued to founders
  of predecessor upon occurrence
  of contingency                                   -                 -        216,667          217        352,950
Preferred stock issued for financing            1,000        5,000,000             -            -              -
Discounts on preferred stock issuance              -        (1,282,247)            -            -       1,660,025
Dividends accrued on preferred stock               -                 -             -            -        (100,000)
Amortization of discounts on preferred
  stock                                            -           746,021             -                   (1,102,018)
Amortization of common stock subject
  to repurchase                                    -                 -             -            -              -
Amortization of deferred compensation              -                 -             -            -              -
Net loss                                           -                 -             -            -              -
Recapitalization adjustment                        -                 -     (3,903,367)     (37,084)        37,084
                                             ----------     -----------    -----------  ----------  -------------
Balance, December 31, 1999                      1,000        4,463,774      6,666,942        6,667      2,059,857

Acquired equity of shell in stock
  acquisition                                      -                 -      1,357,874        1,358       (235,710)
Dividends accrued on preferred stock               -                 -             -            -        (125,000)
Amortization of discount on preferred
  stock                                            -           536,226             -            -        (558,007)
Amortization of common stock subject
  to repurchase                                    -                 -             -            -              -
Common stock subject to repurchase -
  put option waived                                -                 -        790,000          790      2,369,210
Private placement promissory notes
  converted to common stock                        -                 -        912,500          913      1,824,087
Amortization of deferred compensation              -                 -             -            -              -
Warrants exercised                                 -                 -        448,575          449          4,037
Variable stock options award
  adjustment                                       -                 -             -            -       1,373,000
Net loss                                           -                 -             -            -              -
Recapitalization adjustment                        -                 -     (2,763,575)      (2,764)         2,764
                                             ----------     -----------    -----------  ----------  -------------
Balance, December 31, 2000
(As Restated)                                   1,000        5,000,000      7,412,316        7,413      6,714,238

                                                         FOR THE THREE YEARS ENDED
                                                     DECEMBER 31, 2001, 2000 and 1999
                                             ------------------------------------------------

                                                                                   Total
                                                Deferred        Accumulated     Stockholders'
                                              Compensation        Deficit          Equity
                                              -------------   ---------------   -------------
Balance, December 31, 1998                    $    (129,850)  $    (1,683,559)  $    (558,059)
Recapitalization as a result of merger                    -                -               -
Common stock issued to founders
  of predecessor upon occurrence
  of contingency                                          -                -          353,167
Preferred stock issued for financing                      -                -        5,000,000
Discounts on preferred stock issuance                     -                -          377,778
Dividends accrued on preferred stock                      -                -         (100,000)
Amortization of discounts on preferred
  stock                                                   -                -         (355,997)
Amortization of common stock subject
  to repurchase                                           -          (395,000)       (395,000)
Amortization of deferred compensation                29,400                -           29,400
Net loss                                                  -          (916,727)       (916,727)
Recapitalization adjustment                               -                -               -
                                              -------------   ---------------   -------------
Balance, December 31, 1999                         (100,450)       (2,995,286)      3,434,562

Acquired equity of shell in stock
  acquisition                                             -                -         (234,352)
Dividends accrued on preferred stock                      -                -         (125,000)
Amortization of discount on preferred
  stock                                                   -                -          (21,781)
Amortization of common stock subject
  to repurchase                                           -          (276,792)       (276,792)
Common stock subject to repurchase -
  put option waived                                       -                -        2,370,000
Private placement promissory notes
  converted to common stock                               -                -        1,825,000
Amortization of deferred compensation                29,400                -           29,400
Warrants exercised                                        -                -            4,486
Variable stock options award
  adjustment                                              -                -        1,373,000
Net loss                                                  -        (1,276,051)     (1,276,051)
Recapitalization adjustment                               -                -               -
                                              -------------   ---------------   -------------
Balance, December 31, 2000
(As Restated)                                       (71,050)       (4,548,129)      7,102,472

                                                                             F-5
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                            FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                            ----------------------------------------------------------
                                                    Preferred Stock                Common Stock
                                               -------------------------     -----------------------
                                               Number of                     Number of
                                                 Shares          Amount        Shares        Amount
                                                 ------          ------        ------        ------
 Balance, December 31, 2000
 (As Restated)                                    1,000        5,000,000     7,412,316        7,413

 Preferred stock - acquisition                    1,000        2,500,000          -            -
 Preferred stock issued for cash                  1,000        4,000,000          -            -
 Accrued dividends                                -                 -             -            -
 Dividends paid on preferred stock                -                 -             -            -
 Costs associated with offering                   -                 -             -            -
 Redeemable preferred stock
   exchanged for common stock                     -                 -        1,337,738        1,337
 Common stock issued for services
   and debt                                       -                 -          530,000          530
 Exercise of options and warrants                 -                 -        1,010,000        1,010
 Amortization of deferred compensation            -                 -             -            -
 Variable stock options award
   adjustment                                     -                 -             -            -
 Compensation from issuance of stock
   options                                        -                 -             -            -
 Warrants re-priced as compensation               -                 -             -            -
 Net loss                                         -                 -             -            -
                                                  -----      -----------    ----------     --------
 Balance, December 31, 2001                       3,000      $11,500,000    10,290,054     $ 10,290
                                                  =====      ===========    ==========     ========

                                              FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                            --------------------------------------------------------------

                                              Additional                                        Total
                                               Paid-in        Deferred       Accumulated     Stockholders'
                                               Capital      Compensation       Deficit          Equity
                                               -------      ------------       -------          ------
 Balance, December 31, 2000
 (As Restated)                                6,714,238        (71,050)       (4,548,129)     7,102,472

 Preferred stock - acquisition                     -              -                 -         2,500,000
 Preferred stock issued for cash                   -              -                 -         4,000,000
 Accrued dividends                              (84,250)          -                 -           (84,250)
 Dividends paid on preferred stock                 -              -             (300,000)      (300,000)
 Costs associated with offering                (753,637)          -                 -          (753,637)
 Redeemable preferred stock
   exchanged for common stock                 2,807,913           -                 -         2,809,250
 Common stock issued for services
   and debt                                      59,470           -                 -            60,000
 Exercise of options and warrants                 9,090           -                 -            10,100
 Amortization of deferred compensation             -            71,050              -            71,050
 Variable stock options award
   adjustment                                  (380,134)          -                 -          (380,134)
 Compensation from issuance of stock
   options                                      258,700           -                 -           258,700
 Warrants re-priced as compensation             178,000           -                 -           178,000
 Net loss                                          -              -           (7,165,078)    (7,165,078)
                                            -----------       --------     -------------    -----------
 Balance, December 31, 2001                 $ 8,809,390       $   -        $ (12,013,207)   $ 8,306,473
                                            ===========       ========     =============    ===========

F-6                                                       See accompanying notes
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      2001             2000              1999
                                                 --------------   --------------   --------------
                                                                   As Restated
OPERATING ACTIVITIES
   Net loss                                      $   (7,165,078)  $   (1,276,051)  $     (916,727)
                                                 --------------   --------------   --------------
   Adjustments to reconcile net loss to net
     cash from operating activities:
       Depreciation and amortization                  3,258,660        2,427,585        2,178,804
       Loss (gain) on disposal of equipment             619,860           (1,379)          (4,690)
       Provision for doubtful accounts                       -                -           104,518
       Impairment loss                                2,893,851               -                -
       Stock-based compensation expense                  71,050           29,400           29,400
       Minority interest in income of subsidiary        580,896          372,366          220,564
       Deferred income taxes                           (290,873)        (417,002)         161,075
       Non-cash stock option and warrant
         compensation                                    56,566        1,373,000               -
       Write-down of investment in partnership          338,065               -                -
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable - net                        (21,556)      (1,582,385)        (265,374)
       Income taxes receivable                               -            50,454          618,607
       Prepaid expenses and other
        current assets                                 (218,098)         373,928         (448,251)
       Other assets                                     231,660          194,358          178,627
     Increase (decrease) in:
       Accounts payable and accrued expenses            862,465          607,147          823,200
       Income taxes payable                                  -                -          (834,256)
       Other current liabilities                             -           (36,259)           9,009
                                                 --------------   --------------   --------------
         Total adjustments                            8,382,546        3,391,213        2,771,233
                                                 --------------   --------------   --------------
         Net cash from operating activities           1,217,468        2,115,162        1,854,506
                                                 --------------   --------------   --------------
INVESTING ACTIVITIES
   Purchases of property and equipment               (2,657,676)      (4,922,968)        (590,647)
   Acquisitions                                              -                -          (252,626)
   Investment in certificate of deposit                (400,000)              -                -
   Investment in partnership                           (889,408)              -                -
   Restricted cash                                   (1,025,000)              -                -
   Other                                                     -          (287,761)        (119,118)
                                                 --------------   --------------   --------------
         Net cash from investing activities          (4,972,084)      (5,210,729)        (962,391)
                                                 --------------   --------------   --------------

                                                                             F-7
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                      2001             2000           1999
                                                 -------------    --------------  -------------
                                                                  As Restated
FINANCING ACTIVITIES
  Preferred stock issued                             4,000,000                -              -
  Private placement offering costs                    (753,637)               -              -
  Common stock issued                                   10,100             4,486             -
  Proceeds from long-term debt                       2,525,603         4,987,445      1,220,836
  Repayments of long-term debt                      (3,312,785)       (2,414,436)    (1,296,056)
  Redemption of common stock - contingent             (335,000)               -              -
  Repayment of note payable to stockholder            (300,000)               -              -
  Net increase (decrease) in lines of credit         2,181,986           764,000       (102,678)
  Dividends paid                                      (300,000)               -              -
  Deferred loan costs                                        -                -         (19,944)
  Distributions to minority owners                           -          (220,564)      (690,000)
                                                 -------------    --------------  -------------
         Net cash from financing activities          3,716,267         3,120,931       (887,842)
                                                 -------------    --------------  -------------
NET CHANGE IN CASH                                     (38,349)           25,364          4,273

CASH, beginning of year                                 50,696            25,332         21,059
                                                 -------------    --------------  -------------
CASH, end of year                                $      12,347    $       50,696  $      25,332
                                                 =============    ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:
  Interest                                       $   2,383,485    $    2,251,437  $   2,067,309
  Income taxes                                   $      15,671    $       15,398  $      42,150

F-8
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      2001             2000             1999
                                                 -------------    ------------     --------------
                                                                  As Restated
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Effect of Acquisitions:
  Excess of purchase price over fair
    value of net assets acquired                 $     940,967    $           -    $    2,500,000
  Other assets acquired                                342,493                -                -
  Property and equipment                             1,250,000                -         2,500,000
                                                 -------------    ------------     --------------
         Total assets acquired, net of cash          2,533,460                -         5,000,000

  Liabilities assumed                                  (33,460)          174,352               -
  Notes payable                                              -            60,000       (2,500,000)
  Issuance of preferred stock                       (2,500,000)               -        (2,500,000)
  Acquired equity deficit                                    -          (234,352)               -
                                                 -------------    --------------   --------------
CASH PAID FOR ACQUISITIONS                       $           -    $           -    $           -
                                                 ============     ==============   ==============
  Purchase of equipment for notes payable        $           -    $    4,987,000   $    3,436,000
  Preferred stock issued for financing           $   2,500,000    $           -    $    5,000,000
  Common stock issued to founders of
    predecessor upon occurrence of
       contingency                               $           -    $           -    $      353,167
  Common stock exchanged for redeemable
    preferred stock                              $   2,809,250    $           -    $           -
  Debt converted to equity                       $      60,000    $    3,050,000   $           -
  Debt converted to common stock - contingent    $     716,336    $           -    $           -
  Dividends accrued                              $      84,250    $      125,000   $      100,000
  Accrued redemption of common stock -
    contingent                                   $     295,000    $           -    $           -

See accompanying notes                                                       F-9
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND OPERATIONS


OnCure Technologies Corp. (referred to herein as "we", the "Company" or "OnCure") is a Florida corporation formed in 1993. OnCure is engaged in the development, acquisition and ownership of outpatient radiation oncology facilities. Additionally, we provide the software, management services, facilities and equipment, administration and technical support, and ancillary services necessary for physicians to establish and maintain a fully integrated network of outpatient radiation oncology care. As of December 31, 2001, we operated six centers in Florida, six centers in California and one in Texas.

We own 100% of the outstanding stock of U.S. Cancer Care, Inc. and Subsidiaries ("USCC") as described in REORGANIZATION below. USCC operates five centers in Florida, the six centers in California, and the center in Texas. USCC also operates a mobile High Dose Rate Brachytherapy ("HDR") unit in Northern California.

We are a 50% owner and managing general partner of a partnership that operates one oncology center and a HDR unit in Florida. As the managing general partner, we have sole decision making responsibilities related to partnership operating and financial policies including control of partnership assets. Accordingly, the partnership balance sheet and statement of operations have been included in our consolidated financial statements for all years presented.

We have one mobile Positron Emission Tomography ("PET") unit servicing the Florida cancer centers. The PET Unit is owned and operated by a limited liability company of which we own 80% (the "PET LLC"). The PET LLC was formed on March 6, 2000 and the unit began operating in 2001. The balance sheet and statement of operations of the PET LLC as of and for the year ended December 31, 2001 and 2000 have been included in our consolidated financial statements.

REORGANIZATION - The financial statements as of and for the year ended December 31, 2000 give effect to the reorganization agreement (the "agreement") of OnCure Technologies, Inc. (formerly Worldwide Equipment Corporation) with USCC. The closing date of the agreement was December 30, 2000. For accounting purposes, the transaction is treated as being effective December 5, 2000, the date the plan of reorganization was approved by the shareholders. In connection with the agreement, Worldwide Equipment Corporation ("Worldwide") issued 6,666,942 shares of common stock to shareholders of USCC. As a result of the agreement, upon consummation of the reorganization the shareholders of USCC owned approximately 83% of the basic and 91% of the fully diluted common stock of Worldwide. For accounting purposes, the agreement was recorded as a recapitalization of USCC, with USCC as the acquirer. The 6,666,942 shares issued were treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements of the Company reflect the results of operations and financial position of USCC and Worldwide from December 5, 2000 through December 31, 2000. The consolidated financial statements prior to December 5, 2000 reflect the results of operations and financial position of USCC. Pro forma information on this transaction is not presented as, at the date of this transaction, Worldwide was considered a public shell and accordingly, the transaction was not considered a business combination. Concurrent with the transaction, Worldwide Equipment Corporation changed its name to OnCure Technologies Corp. No adjustment of assets to "fair value" has been recorded.

F-10
--------------------------------------------------------------------------------

                                    ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of OnCure Technologies Corp. and its wholly-owned subsidiaries, as well as a majority owned entity and one entity under effective control (see Note 1 - Organization and Operations). All significant intercompany accounts and transactions have been eliminated.

RESTATEMENT - Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2000, we determined that the allowance for contractual adjustments was understated and revenue was overstated as of and for the year ended December 31, 2000. In addition, we determined compensation expense on the reduction of the exercise price on options held by two directors was understated. As a result, we restated our previously reported December 31, 2000 consolidated financial statements. A summary of the effects of the restatement are set forth in Note 14.

MANAGEMENT'S OPERATING PLAN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $7.2 million (including one-time non-cash charges of approximately $4.4 million), $1.3 million and $.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, we had an accumulated deficit of approximately $12 million and a working capital deficit of approximately $5.8 million. We plan to or have begun implementing the following actions to ensure the Company's ability to continue to operate as a going concern:

Liquidity and Cash Flow: The Company intends to raise additional funds of between $3 million and $4 million by issuing equity securities, which may have rights superior to the rights of common stock.

We have identified four properties that we currently own and plan to sell. We believe the sales of these properties will generate $3.4 million in net proceeds:

o We are currently marketing cancer treatment facilities in Modesto, California, Corpus Christi, Texas and Jacksonville, Florida. Sales of the facilities would be contingent upon our ability to leaseback the property and continue to utilize the property in our business. Accounting for these future transactions will depend on the facts and circumstances of each transaction, but we believe that our proposed transactions would most likely result in the recognition of the sale of property and a corresponding gain or loss and the removal of the property from our balance sheet. The subsequent leaseback would be accounted for as an operating lease. The sale of these three properties is expected to result in net proceeds of approximately $3 million.

o We have completed a sale of a parcel of land on March 3, 2002 for net proceeds of $415,000.



                                                                            F-11
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

Results of Operations: We plan to implement new treatment technology at most of our centers over the next three years. This technology will be an addition to the existing equipment at the facilities. Reimbursement rates have recently been approved by various providers and provide for an incremental increase in patient revenue per procedure. We have commitments from our primary lender to fund the acquisition of the new treatment technology. In addition, we invested in the mobile Positron Emission Tomography ("PET") scanner and the mobile CAT-Scan Treatment Planning unit ("CT-Scanner") in 2001. We also have entered into contracts with two new insurance providers that will help increase census for one of our facilities not scheduled for equipment purchases. We plan to enhance our marketing efforts to communicate the investments in new technology.

We have implemented action plans in the fourth quarter of 2001 to reduce administrative overhead. We incurred a significant increase (over $1.2 million) in temporary technician wage expense during 2001, due primarily to a shortage of qualified full-time employees in the industry throughout much of last year. We believe this trend is reversing and are actively recruiting permanent employees to replace temporary technicians throughout all of our centers. We also incurred significant legal and accounting expenses in 2001 that we do not expect to incur in 2002.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - OnCure considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2001 and 2000, we had no cash equivalents.

RESTRICTED CASH - Restricted cash consists of a money market account at Merrill Lynch Bank USA that must be maintained to collateralize a line of credit balance with that institution.

ACCOUNTS RECEIVABLE - Accounts receivables represents receivables from patients and other third-party payors for medical services provided by OnCure through its facilities and contracted physicians. Accounts receivable represent gross billings for patient services less estimated contractual and other adjustments. Accounts receivable allowance was $15,284,854 and $10,625,759 at December 31, 2001 and 2000, respectively.

F-12
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT - Property and equipment purchased is stated at cost. Property and equipment acquired in a business combination is stated at estimated fair value at the date of acquisition. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings                                25 to 39 Years
Furniture and Equipment                   5 to  7 Years
Medical Equipment                         5 to  7 Years
Leasehold Improvements                    3 to 25 Years

Depreciation expense of $2,363,528, $1,347,518 and $1,101,185 was recorded for the years ended December 31, 2001, 2000 and, 1999, respectively. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

LONG-LIVED ASSETS, INCLUDING THE EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED - Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill has been amortized on a straight-line basis over a period of 20 years. We periodically evaluate long-lived assets, including the excess of cost over the net assets of outpatient centers acquired based on an evaluation of such factors as the occurrence of a significant event or change in the operating environment and perform an analysis to determine if the expected future net cash flows (undiscounted) are less than the carrying amount of the assets.

We performed such an evaluation at December 31, 2001, as the Company's significant net loss was considered a change in operating environment. Based on our evaluation of net future undiscounted cash flows of each of our centers, the lowest level of asset grouping from which separate cash flows could be identified, we determined that the expected net future undiscounted cash flows did not support the carrying value of the long-lived assets of the Corpus Christi center. The carrying value of the long-lived assets was compared with fair value of those assets based upon a discounted cash flow analysis to determine impairment. Based on the analysis, an impairment loss of $2,676,615 was recorded as a reduction to operating income as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss consisted of a write-off of $2,254,478 in goodwill, net of accumulated amortization, recorded upon acquisition of the center and a write-down of $422,137 of the carrying value of the center's land and building. Impairment loss also consists of a write-off of the unamortized computer software costs of $217,236. We ceased using the software program in the third quarter of 2001.

                                                                            F-13
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED LOAN COSTS - Deferred loan costs represent legal fees, commissions, accounting and other costs incurred in private fundings. Debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.

OTHER ASSETS - Other assets include primarily other intangible assets (mostly purchased software) that are being amortized over the estimated lives of the assets and our investment in a partnership accounted for under the equity method of accounting (see Note 11).

MINORITY INTEREST - The minority interest represents the minority percentage ownership in the net assets of two subsidiaries.

REVENUES - Net Patient Revenues are recorded at the estimated net realizable amounts due from patients, third-party payors and others when services are rendered. Contractual and bad debt adjustments amounted to approximately $61,032,000, $47,654,000 and $46,989,000 for the years ended December 31,
2001, 2000 and 1999, respectively. These adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods as actual payments are received.

Other revenue includes fees for management, billing and collection, and marketing services provided to operations under joint venture agreements which are recorded when services are rendered.

STOCK OPTIONS ISSUED TO EMPLOYEES - We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

INCOME TAXES - Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes. Deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECLASSIFICATIONS ( Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

F-14
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to contractual and bad debt allowances on accounts receivable, useful lives on medical equipment and the valuation of long-lived and intangible assets. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2001 and 2000 because of the relative short maturity of these instruments. The carrying value of lines of credit approximated fair value at December 31, 2001 and 2000 based upon quoted market interest rates for the same or similar instruments under which the Company can borrow funds. OnCure has approximately $9.5 million in fixed rate term debt with interest rates between 10% and 13% at December 31, 2001. We believe based upon our recent borrowing experience that the current market rates available for similar instruments under similar terms would be between 8% and 10%. However, we do not believe it is practicable to estimate the fair value of each of these instruments because the actual rates available to us would depend on various facts and circumstances of each instrument and costs incurred to measure this would be excessive.

LOSS PER SHARE - The shares issued in connection with the Company's reorganization are shown as outstanding for all periods presented in the same manner as for a stock split. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Loss attributable to common stockholders reflects an addition to net loss resulting from 1) preferred stock dividends declared and paid and cumulative preferred stock dividends and 2) the imputed non-cash preferred stock dividends arising from the amortization of the discounts on preferred stock.

In October 2000, OnCure approved a one-for-fifty reverse stock split of the Company's common stock effective November 10, 2000. All share and per share data presented reflects the effect of the reverse stock split.

                                                                            F-15
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK - OnCure maintains cash balances at financial institutions that periodically exceed the Federal Deposit Insurance Corporation limit of $100,000. We are also subject to credit risk on accounts receivable. We do not require collateral to support accounts receivable or financial instruments subject to credit risk. Losses on accounts receivable have been within management's expectations.

SEGMENT INFORMATION - We have determined that OnCure conducts operations in one business segment. For all periods presented, substantially all revenue has been derived within the United States. Long lived assets are principally located in the United States.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 was required in the Company's fourth quarter of fiscal year 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." According to the significant provisions of these two pronouncements, acquirers in a business combination must allocate portions of the purchase price to specifically identifiable intangible assets. Examples of such identifiable intangible assets include trademarks and tradenames, customer lists, licensing, royalty or standstill agreements, construction permits, franchise agreements, employment contracts, patented and unpatented technology, and computer software. Beginning in the first quarter of fiscal year 2002, we will no longer amortize goodwill and identifiable intangible assets determined to have an indefinite useful life, but will perform impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets determined to have finite useful lives will continue to be amortized over their estimated useful lives. In conjunction with the implementation of SFAS No. 142, we have completed a goodwill impairment review as of the beginning of fiscal 2002 using a fair-value based approach in accordance with provisions of that standard and found no impairment. Application of the goodwill non-amortization provisions is expected to result in a decrease in amortization of approximately $900,000 for fiscal year 2002. We have reviewed the components of previous business combinations for which separate accounting records have been maintained and have not found any significant separately identifiable intangible assets included in goodwill that should be reported separately based on the provisions of SFAS No. 142.

F-16
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - MERGERS AND ACQUISITIONS

On March 19, 1999, USCC acquired substantially all of the assets of an oncology center in Corpus Christi, Texas ("Corpus"). In the transaction, accounted for as a purchase, USCC paid $5 million, by assuming $5 million of debt owed by the seller to DVI Financial Services, Inc. ("DVI"). Simultaneous with the acquisition, the DVI debt was refinanced through the issuance of a $2 million, 9%, ten year loan secured by Corpus' equipment, a $500,000, 9%, twenty year loan secured by Corpus real estate, and $2.5 million of Series B preferred stock (converted to common stock in 2001). The operating results of Corpus are included in the consolidated financial statements beginning on March 19, 1999.

The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if the above business combination had occurred on January 1, 1999. Revenue and net loss for the year ended December 31, 1999 is as follows:


                    Revenue             $17,049,369
                    Net Loss            $  (951,661)


On January 12, 2001, we merged with Florida Cancer Center - Beaches, P.A., a Florida professional association ("Beaches"). The transaction was accounted for under the purchase method of accounting for business combinations. The Company is the surviving entity and is considered the purchaser in this transaction. We acquired Beaches, with identifiable assets and liabilities having an aggregate fair value of $1,559,033, in exchange for issuance of 1,000 shares of Series D preferred stock with a par value of $2,500 per share (Note 8) to the owners of Beaches. Excess cost over fair value of net assets acquired of $940,967 is recorded as an asset in the financial statements. The operating results of Beaches for the year ended December 31, 2001 are included in the consolidated financial statements.

                                                                            F-17
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                              --------------------------------
                                                                   2001              2000
                                                              -------------     --------------
 Land                                                         $   1,335,000     $    1,335,000
 Building                                                         2,683,073          3,100,545
 Furniture and fixtures                                             789,300            767,897
 Medical equipment                                               13,359,932         10,276,791
 Leasehold improvements                                           2,077,140          2,055,506
                                                              -------------     --------------
 Total, at cost                                                  20,244,445         17,535,739
 Less: accumulated depreciation                                  (4,732,295)        (2,690,262)
                                                              -------------     --------------
 Property and equipment, net                                  $  15,512,150     $   14,845,477
                                                              =============     ==============

NOTE 5 - INTANGIBLES AND OTHER ASSETS

Intangible assets consist of the following:

                                                         DECEMBER 31, 2001
                                     ---------------------------------------------------------
                                     Estimated                   Accumulated
                                       Life           Cost       Amortization         Net
                                     ----------   -------------  -------------   -------------
 Excess of cost over fair value
    of net assets acquired            20 years    $  15,771,153  $   2,512,641   $  13,258,512
 Investment in partnership
    (Note 11)                           N/A             465,895              -         465,895
                                                  -------------  -------------   -------------
 Totals                                           $  16,237,048  $   2,512,641   $  13,724,407
                                                  =============  =============   =============

F-18
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLES AND OTHER ASSETS (CONTINUED)

                                                            DECEMBER 31, 2000
                                            --------------------------------------------------------------
                                             Estimated                       Accumulated
                                               Life          Cost            Amortization        Net
                                            ------------   -------------   ----------------  -------------
Excess of cost over fair value
    of net assets acquired                   20 years       $17,376,800    $1,961,505       $15,415,295
Deferred loan costs                         3 - 10 years        693,733       531,656           161,077
Investment in partnership
       (Note 11)                                N/A              33,333             -            33,333
Capital software costs                                          293,315        44,676           248,639
Other intangible assets                     3 - 5 years         249,996        70,354           179,642
                                                            -----------    ----------       -----------
Total                                                       $18,647,177    $2,609,191       $16,037,986
                                                            ===========    ==========       ===========


Intangibles are amortized on a straight-line basis over the estimated lives of the assets. Amortization expense amounted to $1,111,368, $1,125,190 and $1,077,619 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalized software costs relate primarily to the development and implementation of a billing and accounts receivable management software system. In September 2001, we ceased using this software due to the loss of certain personnel integral to the facilitation of its maintenance and use. We are currently using another purchased software product in our billing and accounts receivable management function. The remaining unamortized capitalized costs of the internally-developed software have been written-off as depreciation expense in 2001.

NOTE 6 - INDEBTEDNESS

Long-term debt consists of the following:



                                                             DECEMBER 31,
                                                    ----------------------------
                                                        2001            2000
                                                    --------------- ------------
Notes payable, 8.17% to 12.95%, maturing between      $16,686,477    $15,678,807
    2002 and 2009
Merrill Lynch Bank USA line of credit                   1,025,00               -
Notes payable to related parties, 6% to 9%,
   maturing 2006                                                -        877,698
Convertible promissory notes to two directors of the
   Company, 6% maturing 2001                                    -      1,483,488
Convertible promissory notes, 10%, maturing 2001                -        150,000
                                                    --------------- ------------
Total                                                  17,711,477     18,189,993
Less: current maturities                                3,785,184      4,987,316
                                                    --------------- ------------
                                                      $13,926,293    $13,202,677
                                                    =============== ============
                                                                            F-19
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - INDEBTEDNESS (CONTINUED)

As of December 31, 2001, the maturities of notes payable and convertible promissory notes are as follows:


Years ending
December 31,
--------------

2002                  $ 3,785,184
2003                    4,339,123
2004                    3,113,749
2005                    2,541,667
2006                    3,151,419
Thereafter                780,335
                      -----------
Total                 $17,711,477
                      ===========


At December 31, 2001, we had twenty-eight long-term notes payable totaling approximately $12,970,814 to DVI Financial Services, Inc. ("DVI"), the beneficial owner of more than 5% of our voting securities and holder of our Series C Preferred Stock, and approximately $3,715,663 in notes payable with other equipment financing companies. Substantially all of our receivables, equipment and certain tangible assets collateralize the notes payable. Interest is charged at annual rates ranging from 8.17% to 12.95%, and the notes mature through 2009.

At December 31, 2001, we had several lines of credit with DVI for a maximum borrowing base of $4,450,000. Borrowings under each line of credit are collateralized by accounts receivable of several treatment centers and are limited to eighty-five percent (85%) of eligible accounts receivable, as defined in the borrowing agreement. At December 31, 2001, the Company had borrowings of $3,759,177 outstanding under the line of credit agreements. Borrowing under the line of credit agreements are subject to interest ranging from prime plus 2% to prime plus 2.25%. At December 31, 2001, the interest rate under the agreements ranged from 6.84% to 7.09%. According to amendments to the lines of credit we completed with DVI on December 27, 2001, the lines of credit do not expire and are not due until June 2004. However, because the terms of the agreements require the maintenance of lockboxes whereby accounts receivable remittances pay down the lines of credit directly and contain a subjective acceleration clause, we have classified the balances on the lines of credit as current in accordance with Emerging Issues Task Force (EITF) abstract 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and Lock-Box Arrangement."

F-20
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6 - INDEBTEDNESS (CONTINUED)

In March 2001, we obtained a line of credit with Merrill Lynch Bank USA. The maximum borrowing base under the line of credit is $2,800,000. A security deposit sufficient to support the outstanding principal amount secures borrowings under the line of credit. At December 31, 2001, we had borrowings in the amount of $1,025,000. Interest under the line of credit is the three-month LIBOR rate (adjusted weekly) plus 1.39%, (3.27% at December 31, 2001). The term of the loan is five years with periodic monthly payments of interest only and a balloon payment of interest and principal at the end of the term.

We have a note payable to the Chairman of the Board and minority stockholder of the Company with a balance of $103,482 and $123,511 at December 31, 2001 and 2000, respectively, which bears interest at 9%, is due in monthly payments through 2006, and is secured by a second mortgage on the related property.

In December 1998, we purchased $735,000 of medical equipment from a company owned by a former director of the Company and we issued a $735,000 promissory note to the director's company. The note had an outstanding balance of $586,187 at December 31, 2000, bears interest at 6% per annum, and was due in March 2006. This note has been contingently exchanged for common stock at December 31, 2001 (see Note 8).

In September 2000, OnCure issued a $189,000 note payable to a director of the Company in exchange for a forfeiture of contingent shares. The note was non-interest bearing and was payable in 36 monthly installments of $5,250 through September 2003. The note was paid in full during 2001.

At December 31, 2000, OnCure had $1,483,488 of convertible promissory notes to two individuals who were directors and minority stockholders in the Company. These notes were assumed under a merger agreement and bear interest at 6%, were due in March 2001, and were convertible at the option of the holder to common stock at a conversion rate equal to the fair market value at date of issuance of $2.00 per share. We recorded interest expense of approximately $89,000 in each of the years ended December 31, 2000 and 1999 related to these convertible promissory notes. The notes accelerated if certain specified equity financings were achieved, and were collateralized by a pledge by the CEO of the Company of his one million shares of common stock of the Company. In January 2001, simultaneous with the closing of the reorganization agreement, we completed institutional funding and debt restructuring of $4,000,000 through a Series E preferred stock investment, with a conversion price of $1.30 per share and $1,500,000 of secured debt. From the gross funds of $5,500,000, we repaid $1,515,281 of convertible promissory notes payable (including accrued interest) and $470,000 of investment banking and legal fees.

                                                                            F-21
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - INDEBTEDNESS (CONTINUED)

On May 25, 1998, we issued $3.2 million of convertible promissory notes in a private placement to finance the acquisitions under a merger agreement. The notes bear interest at 10%, were unsecured, and were due in May 2001. The notes were convertible into common stock at a rate of $2.50 per share at the option of the holder anytime during the three year period ended May 25, 2001. The holders also received warrants for the purchase of 640,000 shares of common stock at an exercise price of $2.00 per share. Costs associated with the debt issuance of $605,496 were capitalized and were being amortized to interest expense over the lesser of the three-year term of the debt or date of conversion. In December 2000, $3,050,000 of these notes were converted to common stock. Of the $3,050,000 converted, several note holders with total debt of $1,225,000 can exercise an option to have 612,500 shares repurchased by the Company at $2.00 per share (see Note 8). The remaining $150,000 was paid in full in 2001.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                       DECEMBER 31,
                                        ---------------------------------------
                                           2001           2000           1999
                                        ---------      ---------      ---------
                                                   (As Restated)
                                                   -------------
Current:
    Federal                             $       -      $    -         $(136,145)
    State                                       -           -           (33,805)
                                        ---------      ---------      ---------
        Totals                                  -           -          (169,950)
                                        ---------      ---------      ---------
Deferred
    Federal                              (258,114)      (334,110)        31,812
    State                                 (32,759)       (82,892)       129,263
                                        ---------      ---------      ---------
                                         (290,873)      (417,002)       161,075
                                        ---------      ---------      ---------
        Income tax benefit              $(290,873)     $(417,002)     $  (8,875)
                                        =========      =========      =========

F-22
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 7 - INCOME TAXES (CONTINUED)

A reconciliation between reported income tax (benefit) and the amount computed by applying the statutory Federal income tax rate of 34% is as follows:

                                                             DECEMBER 31,
                                            --------------------------------------------------
                                                 2001              2000               1999
                                            --------------    --------------     -------------
                                                              (As Restated)
    Computed Federal tax (benefit) at 34%   $   (2,535,023)   $     (144,391)    $    (314,705)
    Computed state tax (benefit)                  (534,591)          (33,040)          (72,058)
    Federal tax benefit of state tax               181,761            11,234             24,501
    Other differences                             (430,264)         (250,805)           353,387
    Valuation allowance                          3,027,244                -                  -
                                            --------------    --------------     -------------
    Income benefit                          $     (290,873)   $     (417,002)    $      (8,875)
                                            ==============    ==============     =============

The Company's deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                    2001               2000
                                                              --------------     --------------
                                                                                 (As Restated)
 Current deferred tax asset:
    Allowance for doubtful accounts                           $      182,798     $      174,170
    Accrued wages and benefits                                        63,913             46,563
    Net operating loss carryforward                                       -             229,641
 Current deferred tax liability:
    Cash to accrual change                                                -           (160,869)
                                                              --------------     --------------
 Net current deferred tax asset                                      246,711            289,505
                                                              --------------     --------------
 Non-current deferred tax asset:
    Net operating loss carryforward                                3,027,244            498,027
    Valuation allowance                                           (3,027,244)                -
    Intangibles and other assets basis differences                   962,229           (29,953)
 Non-current deferred tax liabilities:
    Fixed asset basis differences                                 (1,208,940)       (1,048,452)
                                                              --------------     --------------
 Net non-current deferred income tax liability                      (246,711)         (580,378)
                                                              --------------     --------------
       Net deferred income tax liability                      $           -      $    (290,873)
                                                              ==============     ==============

                                                                            F-23
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (CONTINUED)

We believe that the realization of the net current deferred tax asset is more likely than not, based on the expectations that the Company will generate the necessary taxable income in 2002.

A valuation allowance has been established at December 31, 2001 for the net operating loss carryforward asset ("NOL carryforward"). The utilization of the NOL carryforward is uncertain due to our results of operations as described at Management's Operating Plan at Note 1 and the Company's annual use limitation on portions of the NOL carryforward.

At December 31, 2001, the Company had unused federal net operating losses of approximately $10,000,000 expiring from 2014 to 2021. Due to the Company's reorganization, certain net operating losses are subject to maximum annual utilization of approximately $181,000.

NOTE 8 - CAPITAL STOCK

OnCure is authorized to issue 100,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock, of which 1,000 shares have been designated Series B Preferred Stock (liquidation preference of $2,500,000), 1,000 shares have been designated Series C Preferred Stock (liquidation preference of $5,000,000), 1,000 shares have been designated Series D Preferred Stock (liquidation preference of $2,500,000) and 1,000 shares have been designated Series E Preferred (liquidation preference of $4,000,000).

REDEEMABLE PREFERRED STOCK - In conjunction with the financing of the acquisition of the Corpus Christi center, the Company issued to DVI 1,000 shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into common stock at a conversion rate calculated by dividing $2,500 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion, subject to certain limitations. It was redeemable at the option of the Company at a price equal to $2,500 per share, plus all accrued and unpaid dividends. Dividends were cumulative and were payable quarterly at an annual rate of 5% when and as declared by the Board of Directors. These shares were redeemable at the option of the holder if the Corpus Christi center achieved certain financial performance objectives (the "EBITDA Threshold"). Due to this redemption feature, the Series B Preferred Stock was accounted for as Redeemable Preferred Stock at December 31, 2000 at its aggregate liquidation value.

F-24
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK (CONTINUED)

In September 2001, we entered into an exchange agreement with DVI whereby DVI exchanged 1,000 shares of Series B Preferred Stock (together with all accrued and unpaid dividends on the Series B Preferred Stock for an aggregate value of $2,809,250) for 1,337,738 shares of common stock, a conversion rate of $2.10 per common share. Common stock was increased $1,337 and the remaining $2,807,913 was recorded as additional paid-in capital.

PREFERRED STOCK ( The Series C Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $5,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. It is redeemable at the option of the Company at a price equal to $5,000 per share plus all accrued and unpaid dividends. Dividends are cumulative and are payable quarterly at an annual rate of 9% of $5,000 per share when and as declared by the Board of Directors. The dividend rate increases to 20% in March 2002 if the Series C Preferred Stock is outstanding at such time. The Company has cumulative, unpaid dividends of $1,260,000 and $810,000 as of December 31, 2001 and 2000, respectively. In September 2000, an agreement was entered into by the Series C Preferred Stock holders, an investment banker and the Company whereby the Series C Preferred Stock will convert into common stock at a conversion price of $4.00 per share, subject to certain conditions being met as defined in the agreement, and such common stock will be purchased by the investment banker from the Series C Preferred stockholder. In September 2001, the holder of the Series C Preferred stock, DVI, agreed not to exercise its right to convert its shares of the Series C Preferred stock to common stock until September 7, 2002.

All accrued dividends at the date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series C Preferred stockholder and the Company. The Series C Preferred Stock has a liquidation preference of $5,000 per share plus all accrued and unpaid dividends. The Series C Preferred Stock had $1,260,000 and $810,000 in cumulative, undeclared and unpaid dividends at December 31, 2001 and 2000, respectively.

The Series D Preferred Stock is convertible into common stock at a conversion rate of $1.30 per share. It is redeemable at the option of the Company at a price equal to $2,500 per share plus all accrued and unpaid dividends. Dividends are cumulative and are payable quarterly at an annual rate of 12% when and as declared by the Board of Directors. The Company declared and paid $300,000 in dividends in 2001 on the Series D Preferred Stock and accordingly has no cumulative, unpaid dividends as of December 31, 2001 on the Series D Preferred Stock.

All accrued dividends at the date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series D Preferred stockholder and the Company. The Series D Preferred Stock has a liquidation preference of $2,500 per share plus cumulative unpaid dividends.

                                                                            F-25
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK (CONTINUED)

The Series E Preferred Stock is convertible into common stock at a conversion rate of $1.30 per share ("initial conversion price") through January 2002. At that date, if the Series E Preferred Stock has not been otherwise converted, the stock may be converted at the option of the holder at the lesser of the initial conversion price or a conversion rate calculated by dividing $4,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. The Series E Preferred Stock is redeemable at the option of the Company at a price equal to 100% of the Series E stock issue price plus all accrued and unpaid dividends upon 30 days notice to the holders. The holders shall be able to exercise their conversion rights described above prior to the date of redemption. The Series E Preferred Stock does not provide for any cumulative or preferential dividends. The Series E Preferred Stock has a liquidation preference of $4,000 per share plus all accrued and unpaid dividends.

COMMON STOCK - CONTINGENT - At December 31, 2000, we issued 612,500 shares of common stock in exchange for the retirement of $1,225,000 in debt. The shares are considered contingent because the holders, based on amended agreements as of December 28, 2001, have the right to put these shares to the Company at $2.00 per share plus accrued interest at 10% of the aggregate original share exchange amount of $1,225,000. The put options are exercisable for a twelve-month period, commencing on February 1, 2002 and ending on January 31, 2003. Each month during this twelve-month period, these stockholders may elect to hold or to require us to purchase one twelfth of their holdings. During 2001, 315,000 shares were put to us at an aggregate redemption price of $630,000, of which $295,000 has been accrued at December 31, 2001. Interest on all shares has been paid or accrued through December 31, 2001.

On October 15, 1998, we issued 790,000 shares of our common stock as partial consideration for an acquisition. In conjunction with this transaction, we entered into an agreement to repurchase all such stock at a price of $3.00 per share (an aggregate $2,370,000) at the option of the holders exercisable during the period October 15, 2000 through October 15, 2003. In conjunction with the reorganization of the Company described at Note 1, we obtained a permanent waiver of the put options related to these shares and they have been presented as common stock at December 31, 2000.

During 2001, the Company entered into an agreement with a former officer and director and current creditor of the Company ("creditor"), and another equity investor ("investor"). According to the terms of the agreement, the creditor contingently exchanged the $586,186 balance on a note payable from the Company and the claim to additional expenses in the amount of $130,150 for 358,168 shares of common stock at a value of $2.00 per share ($716,366). The exchange is contingent upon the investor calling the shares of stock from the creditor at $2.25 per share by November 10, 2002. The note is currently being held in escrow and should the investor not exercise their call option by the specified date, the note would be reinstated along with the additional expenses and be due upon 60 days notice. The common stock has been accounted for as common stock - contingent at the liquidating value of the stock, $716,336.

F-26
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK (CONTINUED)

CONTINGENT SHARES - MINORITY SHAREHOLDERS - Pursuant to a merger agreement dated May 22, 1998, certain minority shareholders were to receive contingent shares based upon a formula of certain number of shares divided by a required amount of equity or unsecured debt. The Series B Preferred Stock investment of $2.5 million by DVI would have qualified for such contingent share requirement, however, it was subject to the Corpus EBITDA Threshold (see "REDEEMABLE PREFERRED STOCK"). Accordingly, the Company would have been required in the future to issue to the minority shareholders 416,667 shares if the EBITDA Threshold was attained and the Series B Preferred Stock was put to the Company. In April 2000, the Company and the minority shareholders executed an Addendum to the Agreement of Merger, whereby, if the EBITDA Threshold was achieved, and DVI put the Series B Preferred Stock to the Company in exchange for secured debt, then the minority shareholders rights under the original Agreement of Merger would have been in effect and they would have been issued the 416,667 shares. In December 2000, the right to the contingent shares was terminated by the minority shareholders in conjunction with the merger. In exchange, 690,000 options issued to the minority shareholders under the Company's Incentive Stock Option plan were repriced to an exercise price of $.01 per common share and the exercise period was extended through November 2010. At the time of the change in exercise price, the Company recorded non-cash compensation of $1,373,000 based upon the fair market value of the Company's common stock of $2.00 per share (see Note 9).

NOTE 9 - STOCK OPTION PLANS

In November 2001, OnCure established the 2001 Stock Option Plan (the Plan) pursuant to which the Company may issue to officers, directors, key employees and consultants of the Company options to purchase shares of common stock. The Plan provides for the issuance of incentive stock options ("ISO"), non-qualified stock options ("NSO") and stock appreciation rights ("SARs"). Under terms of the Plan, a maximum of 3,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The maximum number of shares of common stock that may be granted as options or SARs to any participant in any calendar year shall not exceed 450,000 shares. The Board of Directors (or a committee of the Board of Directors) is responsible for administering the Plan. The Board determines to whom grants are made, the vesting, timing, amounts and other terms of such grants. ISO's may be granted to participants who are key employees, while NSO's may be granted to the officers, directors and consultants. SARs may be granted in conjunction with all or part of any option granted under the Plan. In the case of an NSO, such rights may be granted either at or after the time of the grant of such option. In the case of an ISO, such rights may be granted only at the time of the grant of such option. The exercise price of an ISO may not be less than the fair market value of the Company's common stock on the date of the grant (110% of such fair market value in the case of 10% stockholders) and the term of these options may not exceed 10 years (five years in the case of 10% stockholders). Options generally vest in five years and expire in five to ten years. For the year ended December 31, 2001, 431,000 options were issued under the Plan.

                                                                            F-27
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS (CONTINUED)

In March 2001, the Board adopted a policy pursuant to which non-employee directors shall receive an option under the Plan to purchase 1,000 shares of common stock with an exercise price of $2.00 per share for every Board meeting attended and/or committee meeting attended in person or by telephone for the year ended December 31, 2001. The Company issued 61,000 stock options relating to this policy. In addition, the Board granted 185,000 stock options to directors for services rendered. There was no compensation expense recognized related to these options in accordance with APB Opinion No. 25.

During the period ended December 31, 2001, the Board of Directors granted 185,000 stock options to Company employees.

In connection with the Company's reorganization, 200,000 options were granted to a former officer at $.01 per share. These options were granted in lieu of cash owed for prior services performed as an officer.

In May 1998, the Company established the 1998 Stock Option Plan (the "Option Plan") pursuant to which the Company may issue to officers, directors and key employees options to purchase up to 2,000,000 shares of common stock. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the Option Plan, a maximum of 2,000,000 shares of common stock may be issued upon the exercise of stock options granted thereunder. The Option Plan is administered by the Company's Board of Directors (or a committee of the Board of Directors) which determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to Company employees, while non-qualified stock options may be granted to employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's stock on the date of grant (110% in the case of 10% stockholders) and the term of these options may not exceed 10 years (five years in the case of 10% stockholders). Options generally vest from three to five years, and expire in five or ten years. For the year ended December 31, 2000, the Company issued 410,000 options under the option plan.

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

F-28
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 9 - STOCK OPTION PLANS (CONTINUED)

In May 1998, the Company issued options outside of the Option Plan for the purchase of 300,000 shares of common stock at an exercise price of $.01 per share to an officer. The option vests the earlier of certain criteria or five years. We recognized as deferred compensation expense the excess of the fair value of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. The total deferred compensation expense of $147,000 was being amortized over the vesting period of the option. In 2001, the officer's employment was terminated and $71,050 was charged to compensation expense.

In November 2000, the Company reduced the exercise price of stock options held by two minority shareholders as compensation for services provided by the minority shareholders. We recorded a non-cash stock option compensation expense of $1,373,000 for the year ended December 31, 2000 to recognize the difference between the reduced exercise price and the market price of the Company's stock at the date of re-pricing. In accordance with FIN #44, the options are treated as variable stock options subsequent to the date of re-pricing and an adjustment of $380,134 was recorded during 2001 to recognize a decrease to non-cash stock option compensation expense for the reduction in the market price of the Company's stock from the date of re-pricing to the date of exercise, March 2001.

On January 22, 2001, the Company issued stock options outside of the Option Plan to two Directors of the Company for services rendered in the reorganization of the Company. The difference between the market price of the Company's stock and the exercise price of the options, an aggregate $258,700, was recorded as an increase to non-cash stock option compensation expense in the accompanying 2001 statement of operations.

In June 2001, the Company re-priced warrants issued to previous debt holders of the Company. The difference between the market price of the Company's stock and the reduced exercise price of the warrants, an aggregate $178,000, was recorded as an increase to non-cash stock option compensation expense in the accompanying 2001 statement of operations. The warrants were exercised subsequent to the re-pricing in June 2001.



                                                                            F-29
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option activity, and related information follows:

                                                                             Weighted-Average
                                                                 Options      Exercise Price
                                                                 -------      --------------
 Options outstanding
    at December 31, 1999                                        1,469,000       $    1.53
                                                                =========       =========
 Options exercisable
     at December 31, 1999                                         304,000       $    1.14
                                                                =========       =========
 Weighted-Average fair value of options granted
     at December 31, 1999                                         250,000       $    1.12
                                                                =========       =========
 Options outstanding
     at December 31, 1999                                       1,469,000       $    1.53
    Granted                                                       624,000            1.99
    Exercised                                                           -            -
    Forfeited                                                     (91,667)           2.00
                                                                ---------       ---------
 Options outstanding
    at December 31, 2000                                        2,001,333       $    1.52
                                                                =========       =========
 Options exercisable
     at December 31, 2000                                       1,549,666       $    1.30
                                                                =========       =========
 Weighted-Average fair value of options granted
     at December 31, 2000                                         624,000       $    2.00
                                                                =========       =========
 Options outstanding
    at December 31, 2000                                        2,001,333       $    1.52
    Granted                                                       561,000            1.94
    Exercised                                                    (820,000)           0.01
    Forfeited                                                    (472,667)           1.78
                                                                ---------       ---------
 Options outstanding
    at December 31, 2001                                        1,269,666       $    1.46
                                                                =========       =========
 Options exercisable
    at December 31, 2001                                          610,731       $    0.97
                                                                =========       =========
 Weighted- Average fair value of options granted
     at December 31, 2001                                         561,000       $    1.25
                                                                =========       =========

F-30
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - STOCK OPTION PLANS (CONTINUED)

                                                       DECEMBER 31, 2001
                               -------------------------------------------------------------------
                                    Options Outstanding                 Options Exercisable
                               -------------------------------   ---------------------------------
                                  Average            Weighted-                         Weighted-
                                 Remaining           Average                            Average
   Range of        Number of    Contractual          Exercise      Number of            Exercise
Exercise Price     Options         Life               Price         Options              Price
--------------    ---------     -----------          --------      ---------           -----------
$    0.01           30,000         5.70               $0.01         300,000               $0.01
$    1.00           75,166         2.83               $1.00          32,623               $1.00
$    1.30           50,000         4.71               $1.30           2,623               $1.30
$    2.00          719,500         3.42               $2.00         269,358               $2.00
$    2.50          125,000         4.42               $2.50           5,833               $2.50



SFAS 123 requires disclosure of pro forma net income as if the Company adopted the fair value method of accounting. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, which require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility, 1.844% in 2001 and .001% in 2000 and 1999; risk free interest rates, approximately 4.12% to 4.86% in 2001 and 6% in 2000 and 1999; and no dividends during the expected terms. The calculation is based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss and net loss per share for 2001, 2000 and 1999 would not change materially from the amount represented in the accompanying statements of operations.

NOTE 10 - PENSION PLAN

The Company has a 401(k) Pension Plan (the "Plan"). Under the Plan, eligible employees may make an election to defer any amount up to 20% of their annual eligible compensation, subject to certain limitations. We make an annual contribution of 3% of the employee's annual eligible compensation, up to a maximum of $1,800 per year. Participants' contributions to the Plan vest immediately and Company contributions are 100% vested after five years of service (40% per year after two years of service and 20% per year of service thereafter). Contributions to the Plan totaled approximately $76,000, $43,000 and $54,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and were charged to operations.

                                                                            F-31
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS

OnCure leases three medical facilities and warehouse space from companies owned by two former directors of the Company. The warehouse space lease terminated in September 2001. Rent expense of approximately $434,000, $301,000 and $281,000 for the years ended December 31, 2001, 2000 and 1999 was recorded related to these facilities.

At December 31, 2000, the Company had a $300,000 unsecured demand loan bearing interest at 9% payable to a former director of the Company. Interest expense on this loan amounted to approximately $15,000, $25,000 and $21,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The note was paid in full in May 2001.

In September 2001, we entered into an exchange agreement with DVI whereby DVI exchanged 1,000 shares of its Series B Preferred Stock for 1,337,738 shares of our common stock (see Note 8). DVI also agreed not to exercise its right to convert its shares of the Series C Preferred stock to common stock until September 7, 2002 (see Note 8).

In April 2000, the Company through its USCC subsidiary, entered into a partnership agreement (USCMC-USCC) with U.S. Cancer Management Corporation, a corporation wholly-owned by a former member of the Board of Directors ("former Director"). The partnership's purpose is to develop and build outpatient radiation therapy centers in Northern California to service patients of a Northern California based health insurance payor network. Terms of the agreement provide that all profits are distributed 51% to U.S. Cancer Management Corporation and 49% to USCC. In addition, the partnership agreement provides that USCC will be required to provide a total of $300,000 in financing to be paid, as defined in the agreement, over the first 24 months of partnership operations or obtain financing for the development of certain centers. If USCC fails to provide financing its equity interest in the partnership will be reduced from 49% to 5%. As of December 31, 2001, USCMC-USCC had substantially no operations. On February 28, 2002, OnCure entered into a settlement agreement with the former Director providing for, among other things, mutual general releases of the complaints and cross-complaints filed during 2001 (see Note 13). According to the terms of the settlement, the former Director would transfer 642,833 shares of common stock to the Company and the Company would relinquish its interest in the USCC-USCMC partnership. Accordingly, we have reduced the carrying value of the partnership under the equity method of accounting to equal the market value of the shares received on the date of the settlement, February 28, 2002. This write-off ($338,065) has been recorded as other expense in the accompanying 2001 statement of operations.

F-32
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

We lease two of our centers in Florida from entities affiliated with the Chairman of the Board and a member of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, the Company recorded approximately $221,000, $143,000 and $30,000, respectively, of rent expense related to these centers.

See Note 6 for additional related party disclosures.

NOTE 12 - MEDICAL SERVICE AGREEMENT

We have a three-year medical service agreement with a Northern California based health insurance payor network ("Network") effective through March 2004. Terms of the agreement state that we will provide radiation oncology services at agreed upon rates through our Hayward and Stockton facilities in exchange for exclusive patient referrals from the Network. Included in accounts receivable at December 31, 2001 and 2000 is a net receivable balance of approximately $768,000 and $1,535,000, respectively, due under this agreement.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OnCure leases certain facilities under various operating leases that expire through 2007. Certain real estate leases have options to renew for periods from 3 to 15 years.

Future commitments under non-cancelable operating leases as of December 31, 2001 are as follows:


                    2002                               $1,255,081
                    2003                                1,111,003
                    2004                                  983,510
                    2005                                  779,865
                    2006                                  464,339
                    Thereafter                            172,581
                                                       ----------
                           Total                       $4,766,379
                                                       ==========

Rent expense was approximately $1,394,000, $1,086,000 and $672,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                            F-33
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Periodically, we are a party to claims, suits, or complaints relating to services and products provided by the Company or physicians with whom we contract for services. We maintain insurance coverage that we believe is adequate both as to covered risks and amounts. In addition, pursuant to the service agreements, the affiliated physician groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the affiliated physicians or the Company could, however, have a material adverse effect.

On October 23, 2001, United States Cancer Care, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Superior Court of Alameda, California against a former officer and director and current creditor ("creditor"), another former officer and director, and three entities affiliated with these individuals. The defendants filed several cross-complaints against the Company on or about December 7, 2001 in response to the complaint.

Material monetary damages pursued in the remaining cross-complaints by the creditor and affiliated entity against the Company include:

     o    Unspecified monetary damages for slander and libel

     o    Compensatory damages of $500,000 for breach of contract

     o    Unspecified compensatory damages for property damage

It is too early in the process to make an estimate of the likelihood of an unfavorable outcome of the litigation and, due to the unspecified monetary nature of the cross-complaints, no estimate of potential losses is currently available. However, we believe that the ultimate resolution of the remaining complaints and cross-complaints will not have a materially adverse effect on the Company's financial position or results from operations.

On February 28, 2002, we entered into a settlement agreement and mutual general releases of the complaints and cross-complaints filed with one of the individuals and two affiliated entities. The settlement terms are discussed in detail at Note 11.

OnCure has an employment agreement with a member of management. The agreement has a term expiring May 2005. As of December 31, 2001, we were required to provide the following minimum annual base salaries and bonuses, including minimum annual increases.


                    2002                               $  262,500
                    2003                                  275,625
                    2004                                  289,406
                    2005                                  303,877
                                                       ----------
                           Total                       $1,131,408
                                                       ==========

F-34
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition to the above base salary, the employee is entitled to discretionary bonuses approved by the Compensation Committee of the Board of Directors and a performance bonus based on raising capital in excess of $3,000,000. OnCure can terminate the employment agreement without cause but may be required to issue severance pay.

NOTE 14 - RESTATEMENT

In July 2001, we became aware that the allowance for contractual adjustments was incorrectly determined. We have determined that the allowance was understated and revenue was overstated as of and for the year ended December 31, 2000. The effect of this adjustment is a decrease to pre-tax operating income of $623,810. We have also determined that adjustments to the deferred tax asset and the related income tax benefit for the tax effects of the adjustment to the contractual allowance and the related increase in the net operating loss carryforward were necessary. The effect of this adjustment increased the deferred tax asset and the income tax benefit by $217,504.

In addition, in August 2001, we determined that compensation expense was understated during the year ended December 31, 2000 for the reduction in the exercise price of 690,000 stock options held by two directors in November 2000 (see Note 9). Under provisions of FIN #44, we recorded an adjustment of $1,373,000 to pre-tax operating income. Due to the tax law regulations regarding treatment of stock options, no income tax adjustment has been recorded pertaining to this adjustment.

Management believes that it has made all of the adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations as of and for the year ended December 31, 2000.

The following tables set forth the adjustment made to the Company's previously issued 2000 consolidated financial statements:

F-35
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14 - RESTATEMENT (CONTINUED)

Consolidated Statement of Operations:

                                    As Previously
                                       Reported         Adjustments         As Restated
                                    --------------   -----------------   -----------------
 Revenues                           $   20,632,764   $        (623,810)  $      20,008,954
 Operating expenses                     17,482,490          (1,373,000)         18,855,490
 Other expenses                          2,474,151                  -            2,474,151
                                    --------------   -----------------   -----------------
 Income before minority interest
    and income tax benefit                 676,123          (1,996,810)         (1,320,687)
 Minority interest                        (372,366)                 -             (372,366)
 Income tax benefit                        199,498             217,504             417,002
                                    --------------   -----------------   -----------------
 Net income (loss)                  $      503,255   $      (1,779,306)  $      (1,276,051)
                                    ==============   =================   =================

 Net income (loss)                  $      503,255                       $      (1,276,051)
 Deduct: preferred stock dividends       1,133,007                               1,133,007
                                    --------------                       -----------------
 Net (loss) used in per
    common share calculation        $     (629,752)                      $      (2,409,058)
                                    ==============                       =================
 Basic and diluted (loss) per
    common share                    $        (0.08)                      $           (0.30)
                                    ==============                       =================
 Weighted average common shares
    outstanding - basic and diluted      8,024,816                               8,024,816
                                    ==============                       =================

F-36
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - RESTATEMENT (CONTINUED)

                                     As Previously
                                       Reported           Adjustments            As Restated
                                     -------------     -----------------     -----------------
 Assets:
 Current assets:
    Cash                             $      50,696     $              -      $          50,696
    Accounts receivable - net            5,723,858              (623,810)            5,100,048
    Prepaid expenses and other             335,086                    -                335,086
    Deferred income taxes                   72,001               217,504               289,505
                                     -------------     -----------------     -----------------
       Total current assets              6,181,641              (406,306)            5,775,335

 Property and equipment - net           14,845,477                    -             14,845,477

 Deferred loan costs (net of
    accumulated amortization)              409,716                    -                409,716

 Excess of cost over fair value of net
    assets acquired (net of
    accumulated amortization)           15,415,295                    -             15,415,295

 Other assets - net                        212,975                    -                212,975
                                     -------------     -----------------     -----------------
       Total assets                  $  37,065,104     $        (406,306)    $      36,658,798
                                     =============     =================     =================

 Liabilities and stockholders'equity:
    Current liabilities              $  11,750,742     $              -      $      11,750,742
    Long-term debt                      13,202,677                    -             13,202,677
    Deferred income taxes                  580,378                    -                580,378
                                     -------------     -----------------     -----------------
       Total liabilities                25,533,797                    -             25,533,797
                                     -------------     -----------------     -----------------
 Minority interest                          72,529                    -                 72,529
                                     -------------     -----------------     -----------------
 Commitments                                     -                    -                     -
                                     -------------     -----------------     -----------------
 Common stock - contingent               1,225,000                    -              1,225,000
                                     -------------     -----------------     -----------------
 Redeemable preferred stock              8,535,000                    -              8,535,000
                                     -------------     -----------------     -----------------
 Stockholders'equity:
    Common stock                             7,413                    -                  7,413
    Additional paid-in capital           4,531,238             1,373,000             5,904,238
    Deferred compensation                  (71,050)                   -               (71,050)
    Accumulated deficit                 (2,768,823)           (1,779,306)          (4,548,129)
                                     -------------     -----------------     -----------------
       Total stockholders'equity         1,698,778              (406,306)            1,292,472
                                     -------------     -----------------     -----------------
       Total liabilities and
          stockholders'equity        $  37,065,104     $        (406,306)    $      36,658,798
                                     =============     =================     =================

                                                                            F-37
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

OnCure recorded significant adjustments that increased the net loss in the fourth quarter of 2001. The primary components of the fourth quarter adjustments are as follows:

Impairment loss on the Corpus Christi center           $2,676,615
Increase to contractual allowance                         485,500
Write-down of investment in USCC-USCMC partnership        338,065
                                                      ------------
                                                       $3,500,180
                                                      ============


F-38
--------------------------------------------------------------------------------