Form 10-Q
period 2002-03-31
ONCURE TECHNOLGIES CORP
filed 2002-05-15
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


 AS OF MAY 6, 2002, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON
                             STOCK WAS 10,222,513.



Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1

     ITEM 1.  FINANCIAL STATEMENTS.............................................1
     CONSOLIDATED BALANCE SHEETS...............................................1
     CONSOLIDATED STATEMENTS OF OPERATIONS.....................................3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...........................4
     CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................6
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........8

PART II - OTHER INFORMATION...................................................13

     ITEM 1.  LEGAL PROCEEDINGS...............................................13
     ITEM 2.  CHANGES IN SECURTIES............................................13
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................14
     ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE FOR SECURITY HOLDERS.............14
     ITEM 5.  OTHER INFORMATION...............................................14
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................14


SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,         DECEMBER 31,
                                                             -----------        ------------
                                                                2002                 2001
                                                             -----------        ------------
                                                             [UNAUDITED]
                                                             -----------

ASSETS:
CURRENT ASSETS:
   Cash                                                      $    29,829       $     12,347
   Certificate of deposit                                        427,123            400,000
   Accounts Receivable - Net                                   5,587,607          5,464,097
   Prepaid Expenses and Other                                    603,830            553,184
   Deferred Income Taxes                                         246,711            246,711
                                                             -----------       ------------

   TOTAL CURRENT ASSETS                                        6,895,100          6,676,339

RESTRICTED CASH                                                1,025,000          1,025,000

PROPERTY AND EQUIPMENT - NET                                  16,725,942         15,512,150

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
   [NET OF ACCUMULATED AMORTIZATION]                          13,258,512         13,258,512

OTHER ASSETS - NET                                                50,250            465,895
                                                             -----------       ------------

   TOTAL ASSETS                                              $37,954,804       $ 36,937,896
                                                             ===========       ============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,         DECEMBER 31,
                                                                                      ---------------     ---------------
                                                                                            2002                2001
                                                                                      ---------------     ---------------
                                                                                        [UNAUDITED]
                                                                                      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $     3,233,068     $     3,266,504
   Accrued Liabilities                                                                      1,676,585           1,682,793
   Lines of Credit                                                                          4,224,448           3,759,177
   Current Portion of Long-Term Debt                                                        3,717,643           3,785,184
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                               12,851,744          12,493,658

LONG-TERM DEBT                                                                             14,840,283          13,926,293

DEFERRED INCOME TAXES                                                                         246,711             246,711
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES                                                                       27,938,738          26,666,662
                                                                                      ---------------     ---------------

MINORITY INTEREST                                                                             773,235             653,425
                                                                                      ---------------     ---------------

COMMITMENTS                                                                                        --                  --
                                                                                      ---------------     ---------------

COMMON STOCK-CONTINGENT, 618,584 AND 655,668 SHARES ISSUED
   AND OUTSTANDING AT MARCH 31, 2002 AND DECEMBER 31, 2001,
   RESPECTIVELY                                                                              1,237,168           1,311,336
                                                                                      ----------------    ----------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
    Authorized, 3,000 Shares Issued and Outstanding                                        11,500,000          11,500,000

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
     9,647,221 and 10,290,054 Shares Issued and Outstanding at
     March 31, 2002 and December 31, 2001, Respectively                                         9,647              10,290

   Additional Paid-in Capital                                                               8,392,192           8,809,390

   Accumulated Deficit                                                                    (11,896,176)        (12,013,207)
                                                                                      ----------------    ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                               8,005,663           8,306,473
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    37,954,804     $    36,937,896
                                                                                      ===============     ===============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED
                                                               -------------------------------
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2002              2001
                                                               ---------------  --------------
                                                               [UNAUDITED]         [UNAUDITED]
                                                               ---------------  --------------
                                                                                  [AS RESTATED]
                                                                                --------------

REVENUES:
     Net Patient Service Revenues                              $ 6,733,542        $  5,632,901
     Other Revenues                                                169,977             130,465
                                                               ---------------  --------------
     TOTAL REVENUES                                              6,903,519           5,763,366
                                                               ---------------  --------------

OPERATING EXPENSES:
     Salaries and Benefits                                       1,727,530           1,485,388
     Medical Supplies and Services                               1,587,872           1,293,354
     General and Administrative                                  2,452,288           1,690,149
     Non-Cash Stock Option Compensation                                 --            (211,686)
     Depreciation and Amortization                                 546,806             677,174
                                                               ---------------  --------------
     TOTAL OPERATING EXPENSES                                    6,314,496           4,934,379
                                                               ---------------  --------------
     INCOME FROM OPERATIONS                                        589,023             828,987
                                                               ---------------  --------------

OTHER INCOME (EXPENSE):
     Interest Income                                                 5,106              21,434
     Interest Expense                                             (571,091)           (568,757)
     Gain on Sale of Fixed Assets                                  219,482                  --
     Other Income (Expense) - Net                                   69,319              (8,844)
                                                               ---------------  --------------
     TOTAL OTHER INCOME (EXPENSE) - NET                           (277,184)           (556,167)
                                                               ---------------  --------------

     INCOME BEFORE MINORITY
       INTEREST AND INCOME TAX BENEFIT                             311,839             272,820

MINORITY INTEREST                                                 (119,808)           (186,505)
INCOME TAX BENEFIT                                                      --              49,648
                                                               ---------------  --------------
     NET INCOME                                                $   192,031            $135,963
                                                               ===============  ==============
     NET INCOME                                                $   192,031            $135,963

DEDUCT: Preferred Stock Dividends                                   75,000             206,250
                                                               ---------------  --------------

NET INCOME (LOSS) USED IN PER COMMON
SHARE CALCULATION                                              $   117,031        $    (70,287)
                                                               ===============  ==============

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                                   $       .01        $       (.01)
                                                               ===============  ==============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                                 10,075,776           8,352,097
                                                               ===============  ==============



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          PREFERRED STOCK                 COMMON STOCK
                                          ---------------                 ------------            ADDITIONAL
                                       NUMBER                         NUMBER                       PAID-IN         DEFERRED
                                     OF SHARES        AMOUNT        OF SHARES        AMOUNT        CAPITAL       COMPENSATION
                                     ---------        ------        ---------        ------        -------       ------------
BALANCE - DECEMBER 31, 2000
     (AS RESTATED)                    1,000       $  5,000,000      7,412,316          $7,413      $6,714,238    $  (71,050)

Preferred stock - acquisition         1,000          2,500,000             --              --             --             --
Preferred stock issued for cash       1,000          4,000,000             --              --             --             --
Accrued dividends                        --                 --             --              --         (84,250)           --
Dividends paid on preferred stock        --                 --             --              --             --             --
Costs associated with offering           --                 --             --              --        (753,637)           --
Redeemable preferred stock
     exchanged for common stock          --                 --      1,337,738           1,337       2,807,913            --
Common stock issued for services
     and debt                            --                 --        530,000             530          59,470            --
Exercise of options and warrants         --                 --      1,010,000           1,010           9,090            --
Amortization of deferred
  compensation                           --                 --             --              --              --        71,050
Variable stock options award
     adjustment                          --                 --             --              --        (380,134)           --
Compensation from issuance of
     stock Options                       --                 --             --              --         258,700            --
Warrants re-priced as compensation       --                 --             --              --         178,000            --
Net loss                                 --                 --             --              --              --            --
                                     ------       ------------      ---------       ---------      ----------    ----------

     BALANCE - DECEMBER 31, 2001      3,000       $ 11,500,000     10,290,054      $   10,290      $8,809,390    $       --

Common stock exchanged for
     interest in partnership             --                 --       (642,833)           (643)       (417,198)           --
Dividends paid on preferred stock        --                 --             --              --              --            --
Net income                               --                 --             --              --              --            --
                                     ------       ------------      ---------       ---------      ----------    ----------
     BALANCE  - MARCH 31, 2002        3,000       $ 11,500,000      9,647,221       $   9,647      $8,392,192    $       --
                                     ======       ============      =========       =========      ==========    ==========

                                         TOTAL
                                      ACCUMULATED     STOCKHOLDERS'
                                        DEFICIT           EQUITY
                                       ---------      -------------
BALANCE - DECEMBER 31, 2000
     (AS RESTATED)                  $ (4,548,129)    $ 7,102,472

Preferred stock - acquisition                 --       2,500,000
Preferred stock issued for cash               --       4,000,000
Accrued dividends                             --         (84,250)
Dividends paid on preferred stock       (300,000)       (300,000)
Costs associated with offering                --        (753,637)
Redeemable preferred stock
     exchanged for common stock               --       2,809,250
Common stock issued for services
     and debt                                 --          60,000
Exercise of options and warrants              --          10,100
Amortization of deferred
     compensation                             --          71,050
Variable stock options award
     adjustment                               --        (380,134)
Compensation from issuance of
     stock Options                            --         258,700
Warrants re-priced as compensation            --         178,000
Net loss                              (7,165,078)     (7,165,078)
                                     -----------      -----------

     BALANCE - DECEMBER 31, 2001    $(12,013,207)    $ 8,306,473

Common stock exchanged for
     interest in partnership                  --        (417,841)
Dividends paid on preferred stock        (75,000)        (75,000)
Net income                               192,031         192,031
                                    --------------   -----------

     BALANCE  - MARCH 31, 2002       $(11,896,176)   $ 8,005,663
                                    ==============   ===========



See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                         ----------------------------------
                                                                                                     MARCH 31,
                                                                                         ----------------------------------
                                                                                             2002                2001
                                                                                         -----------         -------------
                                                                                         [UNAUDITED]          [UNAUDITED]
                                                                                         -----------         -------------
                                                                                                             [AS RESTATED]
   NET CASH - OPERATING ACTIVITIES                                                    $       437,583     $      (434,640)
                                                                                      ---------------     ----------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                     (1,999,209)           (194,770)
   Investment in Certificate of Deposit                                                       (27,123)                 --
   Proceeds from Sale of Property                                                             443,679                  --
                                                                                      ---------------      --------------
   NET CASH-INVESTING ACTIVITIES                                                           (1,582,653)           (194,770)

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                          --           4,000,000
   Private Placement Offering Costs                                                                --            (653,836)
   Dividends Paid                                                                             (75,000)            (75,000)
   Redemption of Common Stock-Contingent                                                      (74,168)                 --
   Common Stock Issued                                                                             --               3,463
   Proceeds from Long-Term Debt                                                             1,969,000           1,500,000
   Repayments of Long-Term Debt                                                            (1,122,551)         (2,234,489)
   Net increase in lines of credit                                                            465,271           1,185,372
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                          1,162,552           3,725,510
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                        17,482           3,096,100

CASH - BEGINNING OF PERIODS                                                                    12,347              50,696
                                                                                      ---------------     ---------------

   CASH - END OF PERIODS                                                              $        29,829     $     3,146,796
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $       479,815     $       550,000
     Income Taxes                                                                     $            --     $            --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $            --     $       940,967
     Other Assets Acquired                                                                         --             342,493
     Property and Equipment                                                                        --           1,250,000
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                           --           2,533,460

     Accounts Payable                                                                              --              33,460
     Issuance of Preferred Stock                                                                   --           2,500,000
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   Preferred Stock Issued for Acquisition                                             $            --     $     2,500,000
   Debt Converted to Equity                                                           $            --     $        60,000
   Dividends Accrued                                                                  $            --     $       143,750
   Common Stock Exchanged for Partnership Interest                                    $       417,841     $            --



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

     The accompanying unaudited consolidated financial statements of OnCure have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the interim financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year or any other period. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Significant Accounting Policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2001 Form 10-KSB.


[3] CAPITAL STOCK

     In March of 2002, the Company entered into a settlement agreement with W. Brian Fuery and two entities controlled by him (Stunner Corporation and U.S. Cancer Management Corporation) in connection with the lawsuit filed by U.S. Cancer Care. Pursuant to the terms of the settlement agreement, the Company exchanged its interest in the USCMC-USCC Partnership, the Company's principal operating subsidiary for 642,833 shares of the Company's common stock held by
W. Brian Fuery. The 642,833 shares of common stock received in the exchange were cancelled.

     During the first quarter of 2002, the holders of 297,500 shares of common stock-contingent exercised their option to have the Company repurchase 37,084 shares at $2.00 per share. The Company redeemed and cancelled the 37,084 shares in the quarter ended March 31, 2002.


[4] RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations," and ("FAS") No. 142, "Goodwill and Other Intangible Assets." According to the significant provisions of these two pronouncements, acquirers in a business combination must allocate portions of the purchase price to specifically identifiable intangible assets. Examples of such identifiable intangible assets include trademarks and tradenames, customer lists, licensing, royalty or standstill agreements, construction permits, franchise agreements, employment contracts, patented and unpatented technology, and computer software. Beginning in the first quarter of fiscal year 2002, we no longer amortize goodwill and identifiable intangible assets determined to have an indefinite useful life, but perform impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets determined to have finite useful lives continue to be amortized over their estimated useful lives. In conjunction with the implementation of ("FAS") No. 142, we have completed a goodwill impairment review as of the beginning of the quarter ended March 31, 2002 using a fair-value based approach in accordance with provisions of that standard and found no impairment. Application of the goodwill non-amortization provisions resulted in a decrease in amortization of approximately $234,000 for the first quarter of 2002. We have reviewed the components of previous business combinations for which separate accounting records have been maintained and have not found any significant separately identifiable intangible assets included in goodwill that should be reported separately based on the provisions of ("FAS") No. 142.

The following is a reconciliation of reported net income and basic and diluted net income (loss) per share to the adjusted amounts had FAS No. 142 been applied at the beginning of the period ended March 31, 2001:

Net income
----------

Reported net income                             $135,963

Add back: Goodwill amortization                  234,000
                                                --------

Adjusted net income                             $369,963

Deduct: Preferred Stock Dividends               (206,250)
                                                --------

Adjusted net income used in Per
  Common Share calculation                      $163,713
                                                ========

Basic and Diluted Income (Loss) per Share
-----------------------------------------

Reported basic and diluted loss per share       $   (.01)

Add back: Goodwill amortization                      .03
                                                --------
Adjusted basic and diluted income per share     $    .02
                                                ========


[5] CONTINGENCY

     On October 23, 2001, United States Cancer Care, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Superior Court of Alameda, California against a Dr. John J. Fuery, W. Brian Fuery, and three entities affiliated with these individuals. The defendants filed several cross-complaints against the Company on or about December 7, 2001 in response to the complaint.

     On February 28, 2002, we entered into a settlement agreement and mutual general releases of the complaints and cross-complaints filed with W. Brian Fuery and two affiliated entities. The settlement terms are discussed in our Form 10-KSB for the year ended December 31, 2001.

     Material monetary damages pursued in the remaining cross-complaints by Dr. John J. Furey and affiliated entity against the Company include:

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

[6] INCOME TAXES

     The Company has significant net operating loss carryforwards. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). The utilization of the NOL carryforward is uncertain due to the Company's previous results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense has been recognized at March 31, 2002. Certain net operating losses are subject to maximum annual utilization of approximately $181,000.

[7] SUBSEQUENT EVENTS


     On May 15, 2002, the Company entered into a Purchase Agreement with Alpine Venture Capital Partners LP (the beneficial owner of 9.3% of the voting stock of the Company), whereby the Company issued (i) a note in the aggregate principal amount of $1.0 million (the "Note") and (ii) a warrant to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock (the "Warrant") for an aggregate purchase price of $1.0 million. The warrant is detachable from the note and therefore an original issue discount will be recorded on the note at an amount to be determined.

     The Note (i) bears interest at the rate of 8% per annum, (ii) matures on May 15, 2003, (iii) is unsecured, and (iv) is convertible into 500 shares of the Company's Series H Cumulative Accelerating Redeemable Preferred Stock, (having a liquidation preference of $1.0 million) par value $.001 per share (the "Series H Preferred Stock"). The Warrants have an exercise price of $0.75 per share and are exercisable for a period of five (5) years.

     The Series H Preferred Stock (issuable upon conversion of the Note) bears a cumulative compounding dividend of 8% per annum. The Series H Preferred Stock also is convertible into shares of Common Stock at a rate per share equal to the greater of (i) the fair market value of the Common Stock on the issue date or
(ii) $0.75, and may be converted into Common Stock at any time by the holders thereof. The holders of the Series H Preferred Stock are entitled to full voting rights as if their shares had been converted into Common Stock and vote as a separate class on all matters adversely affecting the Series H Preferred Stock. The Series H Preferred Stock will rank pari passu with the Company's Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (except that the Series H Preferred Stock will rank senior and prior to the Series E Preferred Stock as to dividends).



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



THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

REVENUES

    Revenues for the first quarter ended March 31, 2002 totaled $6.9 million, an increase of $1.1 million (or 19.8%) as compared to the same period of the preceding year.

     A majority of our revenue is derived from patient services. Net patient service revenues for the first quarter ended March 31, 2002 totaled approximately $6.7 million, an increase of $1.1 million (or 19.5%) as compared to the same period of the preceding year. The increase is attributable to an increase in average daily treatments at our Palatka and St. Augustine treatment centers, which accounted for increased revenue of $125,000 and $313,000, respectively. Revenue also increased at our Florida Cancer Center-Beaches by $242,000 due to a full quarter of operations; this treatment center was acquired in January 2001. Since its deployment during the first quarter of 2001, we doubled the average daily scans for our mobile PET scanner unit, which accounted for increased revenue of $344,000.

     Revenues from all other sources totaled approximately $170,000 and $130,000 for the quarters ended March 31, 2002 and 2001, respectively. The increase is attributable to increased management fees from the partnership agreement with Lucas Medical Systems, Inc. Through this agreement, we provide mobile PET services to two hospitals and our centers in Jacksonville, Florida. We have an 80% ownership interest in the partnership.


OPERATING EXPENSES

     Operating expenses totaled $6.3 million for the first quarter ended March 31, 2002, an increase of $1.4 million (or 28.0%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.


                                                PERCENTAGE OF OUR     PERCENTAGE OF OUR
EXPENSES                                          2002 REVENUES         2001 REVENUES
--------                                          -------------         -------------
1.   Salary and Benefits                               25%                   28%
2.   Medical Supplies and Services                     23%                   22%
3.   General and Administrative Expense                36%                   27%
4.   Depreciation and Amortization                     8%                    12%


     Expenses for salaries and benefits totaled $1.7 million for the first quarter ended March 31, 2002, an increase of $243,000 (or 16.3%) as compared to the same period of the preceding year. The salaries and benefits expense at our Florida Centers increased by $286,000 due to the employment of additional professional staff required by the increase in average daily treatments and professional staff previously retained on a consulting agreement with the local hospital. Expenses at our Corpus Christi Center decreased by $34,000.

     Expenses for medical supplies and services totaled $1.6 million for the first quarter ended March 31, 2002, an increase of $295,000 (or 22.8%) as compared to the same period of the preceding year. Our medical service fees increased by $193,000 due to an increase in patient fee revenue of $1.1 million. In addition, the medical supplies for our mobile PET scanner increased by $71,000 due to an increase in average daily scans of 105%.

     General and administrative expenses totaled $2.5 million for the first quarter ended March 31, 2002, an increase of $762,000 (or 45.1%) as compared to the same period of the preceding year. The cost for temporary professional staff increased by $533,000 due to two factors: (i) the increase in average daily treatments which required the employment of additional professional staff; and
(ii) the shortage of therapists and physicists which required the use of temporary employees rather than permanent employees. In addition, the increase is attributable to an increase in operating expenses at all facilities for rent-$33,000, for insurance-$51,000 and for repairs and maintenance-$85,000.

     Operating expenses for depreciation and amortization totaled $547,000 for the first quarter ended March 31, 2002, a decrease of $130,000 (or 19.2%) as compared to the same period of the preceding year. The change in depreciation and amortization expense is comprised of a decrease in goodwill amortization and an increase in depreciation expense for the purchase of new equipment. The Company adopted Statement of Financial Accounting Standards ("FAS") No. 142 which does not require the amortization of goodwill unless it is determined that goodwill has been impaired. The goodwill amortization recorded for the three months ended March 31, 2002 and 2001 was zero and $234,000, respectively. During 2001, the Company purchased new equipment of $2.7 million, which increased depreciation expense by $94,000 in the first quarter of 2002.

INCOME FROM OPERATIONS

     Income from operations totaled $589,000 for the first quarter ended March 31, 2002, as compared to $829,000 for the same period of the preceding year. The Company recorded an increase in revenue of nearly $1.1 million; however operating expenses increased by $1.4 million resulting in a decrease in operating income. The additional costs incurred to support the revenue increase are estimated to be $420,000, which were due to the excess costs of temporary professional staff of $270,000 and the cost resulting from the under-utilization of the California treatment centers of $150,000.

OTHER EXPENSES

     Net other expenses totaled $277,000 for the first quarter ended March 31, 2002, a decrease of $279,000 as compared to the same period of the preceding year.

     The largest portion of our net other expenses is interest expense. Interest expense for the first quarter ended March 31, 2002 totaled $571,000, which was only a $2,000 increase compared to the same period of the preceding year.

     The Company recorded other income of $288,000 in the first quarter of 2002. The other income consisted of: (i) a $219,000 gain recorded on the sale of property no longer used in the business; and (ii) the adjustment of $69,000 in legal fees expensed during 2001.

NET INCOME

     The Company reported net income of $192,000 for the first quarter ended March 31, 2002, as compared to $136,000 for the same period of the preceding year. The Company recorded an increase in revenue of nearly $1.1 million; however operating expenses increased by $1.4 million. The additional costs incurred to support the revenue increase are estimated to be $420,000, which were due to the excess costs of temporary professional staff of $270,000 and the cost resulting from the under-utilization of the California treatment centers of $150,000. The gain on the sale of property of $219,000 and the prior period adjustment of $69,000 were factors contributing to the increased net income for 2002.

NET INCOME ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK

     The net income attributable to the holders of our common stock amounted to $117,000 or $.01 per common share for the three months ended March 31, 2002. The cash dividends paid of $75,000 during the three months ended March 31, 2002 reduces the net income attributable to our common stock.


LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred net losses of approximately $7.2 million (including one-time non-cash charges of $4.4 million) and $1.3 million for fiscal years 2001 and 2000, respectively. The Company had working capital deficits of approximately $5.8 million and $6.0 million at December 31, 2001 and 2000, respectively. As a result, the Company has undertaken the following initiatives to improve our working capital position and reduce term debt.

     The Company intends to raise additional funds by issuing equity securities (which may have rights superior to the rights of our common stock) or convertible debt instruments. In addition, the Company intends to sell certain properties. The Company is currently marketing the Valley Regional Cancer Patient Care Center 1, Florida Cancer Center-Wells Complex Clinic and Calallen Regional Cancer Center and intends to leaseback these centers from the purchasers in the event these properties are sold. The net proceeds from the sale of these properties will be used to retire long-term and short-term debt obligations. In March 2002, the Company sold land located at St. Augustine, Florida for $415,000 and used all of the proceeds to reduce debt.

INDEBTEDNESS

     Our long-term debt at March 31, 2002 consisted of the following:

Notes payable, bearing interest at 8.8% to 12.35%,
  maturing between 2001 and 2019                         $ 17,532,926
Lines of Credit, expiring in 2006                           1,025,000
                                                        -------------

Total                                                      18,557,926

Less: Current Maturities                                    3,717,643
                                                        -------------
                                                        $  14,840,283
                                                        =============

     The Company has entered into three separate loan and security agreements with DVI Financial Services, Inc. pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under this credit facility is $4.4 million, with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. On December 27, 2001, the Company and DVI agreed to amendments to the loan and security agreements, which extend the maturity dates for the lines of credit to June 2004. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At March 31, 2002, we had approximately $4.2 million of borrowings under this credit facility.

     During the quarter ended March 31, 2002, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services.

     We also entered into a secured loan agreement with Merrill Lynch Bank USA, which expires on March 20, 2006. The maximum amount available under this credit facility is $2.8 million. Borrowings under this line of credit bear interest at a rate, which is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs and to fund the development of new centers. At March 31, 2002, we had approximately $1.0 million of borrowings under this credit facility.


CASH AND CASH EQUIVALENTS

     As of March 31, 2002, the Company had: (i) cash and cash equivalents of approximately $30,000 (a decrease of $2.1 million from March 31, 2001); and (ii) a working capital deficit of approximately $6.0 million (an increase of approximately $5.2 million from March 31, 2001). Of our current liabilities at March 31, 2002, lines of credit total approximately $4.2 million. The cash requirements for these credit lines are limited to monthly interest payments and payments to reduce the credit lines to the available borrowing base.

     Net cash provided by our operations totaled $438,000 for the three-month period ended March 31, 2002. Our net cash provided consists of: (i) our net income of $192,000 and (ii) our non-cash and operating asset and liability adjustments of $246,000.

     During the first three months of 2002, our investing activities utilized $2.0 million of cash for the purchase of property and equipment and generated cash of $444,000 from the sale of property. Net cash generated from our financing activities amounted to $1.2 million. The Company financed the purchase of equipment with $2.0 million of secured debt from DVI Financial Services, Inc. Net proceeds from short-term borrowing of $465,000 were used to finance business operations. We utilized approximately $1.1 million of the cash generated from our financing and operating activities for the payment of long-term debt.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On February 28, 2002, the Company entered into a settlement agreement with
W. Brian Fuery and two entities controlled by him (Stunner Corporation and U.S. Cancer Management Corporation) in connection with the lawsuit filed on October 23, 2001 by the Company in the Superior Court of the State of California for the County of Alameda. Pursuant to the terms of the settlement agreement, the
Company: (i) exchanged its interest in the USCMC-USCC Partnership for 642,833 shares of the Company's common stock held by W. Brian Fuery, (ii) paid W. Brian Fuery an amount in cash equal to $31,120.00, (iii) agreed to pay an amount in cash equal to $16,390.00 to Randall Holt (as payment of half of the outstanding balance of an invoice), (iv) transferred title to certain furniture and equipment to W. Brian Fuery, and (v) agreed to pay a portion of the monthly payments for office space used by W. Brian Fuery.

     In light of the settlement, Dr. John J. Fuery and Oncology Corporation (a company controlled by Dr. Fuery) are the only adverse parties remaining in this litigation. The following allegations are set forth in the complaint filed by the Company.

     o Dr. Fuery, while serving as a member of the Board, misrepresented the quality of certain medical equipment sold to the Company by Oncology Corporation. We are seeking the recovery of the consideration paid for such equipment and unspecified monetary damages in connection with this claim.

     o Dr. Fuery, while serving as a member of the Board, interfered with the Company's operations. We are seeking unspecified monetary damages in connection with this claim.

     In response to the complaint, Dr. John J. Fuery and Oncology Corporation filed an answer and a cross-complaint. Their answer generally denied the allegations of our complaint. Their cross-complaint includes the following allegations.

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


ITEM 2.  CHANGES IN SECURITIES

     The Company issued no securities during the first quarter ended March 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the first quarter ended March 31, 2002, the Company was not in material default on any indebtedness exceeding five (5%) of its assets or dividends payable on its Series C, D and E Preferred Stock.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the first quarter ended March 31, 2002, no matters were submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

     The Company has nothing further to report for the first quarter ended March 31, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3.10 Articles of Amendment to the Articles of Incorporation of the Corporation dated May 15, 2002.

10.10 Purchase Agreement, dated as of May 15, 2002, by and between OnCure Technologies Corp. and Alpine Venture Capital Partners LP

10.11    Convertible Promissory Note dated as of May 15, 2002.

10.12    Common Stock Purchase Warrant dated as of May 15, 2002

(b)      Current Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ONCURE TECHNOLOGIES CORP.


Dated: May 15, 2002             By:      /s/ Jeffrey A. Goffman
                                         ----------------------
                                         Jeffrey A. Goffman
                                         President, Chief Executive Officer
                                         and Director

                                         /s/ Rick Baker
                                         --------------
                                         Rick Baker
                                         Senior Vice President and
                                         Chief Financial Officer