Form 10QSB
period 2002-06-30
ONCURE TECHNOLGIES CORP
filed 2002-08-15
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


AS OF AUGUST 7, 2002, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 10,134,145.



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

PART II - OTHER INFORMATION.............................................................................17
     ITEM 1.  LEGAL PROCEEDINGS.........................................................................17
     ITEM 2.  CHANGES IN SECURITIES.....................................................................17
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................17
     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................................17
     ITEM 5.  OTHER INFORMATION.........................................................................17
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................18

SIGNATURES..............................................................................................19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,                DECEMBER 31,
                                                                           ----------------         -----------------
                                                                                2002                      2001
                                                                           ----------------         -----------------
                                                                             [UNAUDITED]
                                                                           ----------------
ASSETS:
CURRENT ASSETS:
  Cash                                                                     $       617,200          $         12,347
  Certificate of Deposit                                                           430,089                   400,000
  Accounts Receivable - Net                                                      5,135,839                 5,464,097
  Prepaid Expenses and Other                                                       784,011                   553,184
  Deferred Income Taxes                                                            246,711                   246,711
                                                                           ----------------         -----------------

  TOTAL CURRENT ASSETS                                                           7,213,850                 6,676,339

RESTRICTED CASH                                                                  1,025,000                 1,025,000

PROPERTY AND EQUIPMENT - NET                                                    16,502,115                15,512,150

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
  [NET OF ACCUMULATED AMORTIZATION]                                             13,258,512                13,258,512

OTHER ASSETS - NET                                                                 250,506                   465,895
                                                                           ----------------         -----------------

TOTAL ASSETS                                                               $    38,249,983          $    36,937,896
                                                                           ================         =================


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,                DECEMBER 31,
                                                                                   ------------------        ------------------
                                                                                         2002                      2001
                                                                                  ------------------         ------------------
                                                                                      [UNAUDITED]
                                                                                   ------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts Payable                                                           $      3,132,319          $      3,266,504
        Accrued Liabilities                                                               1,508,402                 1,682,793
        Lines of Credit                                                                   4,577,380                 3,759,177
        Current Portion of Long-Term Debt                                                 3,968,130                 3,785,184
                                                                                   ------------------        ------------------

      TOTAL CURRENT LIABILITIES                                                          13,186,231                12,493,658

      LONG-TERM DEBT                                                                     14,029,015                13,926,293

      CONVERTIBLE NOTE PAYABLE - NET OF DISCOUNT                                            795,275                        --

      DEFERRED INCOME TAXES                                                                 246,711                   246,711
                                                                                   ------------------        ------------------

      TOTAL LIABILITIES                                                                  28,257,232                26,666,662
                                                                                   ------------------        ------------------

      MINORITY INTEREST                                                                     892,255                   653,425
                                                                                   ------------------        ------------------

      COMMITMENTS
                                                                                                 --                        --
                                                                                   ------------------        ------------------

      COMMON STOCK - CONTINGENT, 531,708 AND 655,668 SHARES ISSUED
      AND OUTSTANDING AT JUNE 30, 2002 AND DECEMBER 31, 2001,
      RESPECTIVELY                                                                        1,063,416                 1,311,336
                                                                                   ------------------        ------------------

      STOCKHOLDERS' EQUITY
        Preferred Stock, $.001 Par Value, 1,000,000 Shares
        Authorized, 3,000 shares Issued and Outstanding                                  11,500,000                11,500,000

        Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
        9,647,221 and 10,290,054 Shares Issued and Outstanding at
        June 30, 2002 and December 31, 2001, Respectively                                     9,647                    10,290

        Additional Paid-in Capital                                                        8,624,331                 8,809,390

        Accumulated Deficit                                                             (12,096,898)              (12,013,207)
                                                                                   ------------------        ------------------

      TOTAL STOCKHOLDERS' EQUITY                                                          8,037,080                 8,306,473
                                                                                   ------------------        ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     38,249,983          $     36,937,896
                                                                                   ==================        ==================


See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                             --------------------------------------        --------------------------------------
                                                           JUNE 30,                                      JUNE 30,
                                             --------------------------------------        --------------------------------------
                                                  2002                  2001                    2002                  2001
                                             ----------------      ----------------        ----------------      ----------------
                                               [UNAUDITED]           [UNAUDITED]             [UNAUDITED]           [UNAUDITED]
                                             ----------------      ----------------        ----------------      ----------------
REVENUE                                      $   6,753,487          $  5,761,384            $ 13,657,008         $   11,524,749

OPERATING EXPENSES:
  Salaries and Benefits                          1,716,829             1,609,929               3,444,359              3,095,316
  Medical Supplies and Services                  1,639,810             1,243,921               3,227,680              2,537,274
  General and Administrative                     2,295,437             1,829,564               4,747,725              3,519,713
  Non-Cash Stock Option Compensation                    --                90,252                      --               (121,434)
  Depreciation and Amortization                    547,534               698,108               1,094,340              1,375,283
                                             ----------------      ----------------        ----------------      ----------------

  TOTAL OPERATING EXPENSES                       6,199,610             5,471,774              12,514,104             10,406,152
                                             ----------------      ----------------        ----------------      ----------------

  INCOME FROM OPERATIONS                           553,877               289,610               1,142,904              1,118,597
                                             ----------------      ----------------        ----------------      ----------------

OTHER INCOME [EXPENSE]:
  Financing Costs                                       --              (178,000)                     --               (178,000)
  Interest Income                                    8,727                34,595                  13,833                 56,029
  Interest Expense                                (641,175)             (596,438)             (1,212,266)            (1,165,196)
  Gain on Sale of Fixed Assets                          --                    --                 219,482                     --
  Other Income (Expense) - Net                      19,749                (4,119)                 89,069                (12,962)
                                             ----------------      ----------------        ----------------      ----------------

  TOTAL OTHER INCOME [EXPENSE] - NET              (612,699)             (743,962)               (889,882)            (1,300,129)
                                             ----------------      ----------------        ----------------      ----------------

  INCOME [LOSS] BEFORE MINORITY
  INTEREST AND INCOME TAX BENEFIT                  (58,822)             (454,352)                253,022               (181,532)

MINORITY INTEREST                                  (66,904)             (114,680)               (186,713)              (301,185)

INCOME TAX BENEFIT                                      --                85,544                      --                135,192
                                             ----------------      ----------------        ----------------      ----------------

  NET INCOME [LOSS]                          $    (125,726)        $    (483,488)          $      66,309         $     (347,525)
                                             ================      ================        ================      ================

  NET INCOME [LOSS]                          $    (125,726)        $    (483,488)          $      66,309         $     (347,525)

DEDUCT:  Preferred Stock Dividends                  75,000               106,250                 150,000                215,500
                                             ----------------      ----------------        ----------------      ----------------

NET [LOSS] USED IN PER COMMON
SHARE CALCULATION                            $    (200,726)        $    (589,738)          $     (83,691)        $     (563,025)
                                             ================      ================        ================      ================


BASIC AND (LOSS) PER COMMON SHARE            $        (.02)        $        (.06)          $        (.01)        $         (.06)
                                             ================      ================        ================      ================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   9,647,221            9,304,725               9,754,360              8,770,694
                                             ================      ================        ================      ================



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      PREFERRED STOCK              COMMON STOCK
                                                                  -------------------------     ------------------
                                                                   NUMBER                       NUMBER                 '
                                                                  OF SHARES         AMOUNT     OF SHARES      AMOUNT
                                                                  ---------        ---------  ----------     --------  -
   BALANCE - DECEMBER 31, 2000
     (AS RESTATED)                                                  1,000        $ 5,000,000    7,412,316      $7,413

Preferred stock - acquisition                                       1,000          2,500,000            --         --
Preferred stock issued for cash                                     1,000          4,000,000            --         --
Accrued dividends                                                      --                 --            --         --
Dividends paid on preferred stock                                      --                 --            --         --
Costs associated with offering                                         --                 --            --         --
Redeemable preferred stock
   exchanged for common stock                                          --                 --     1,337,738      1,337
Common stock issued for services
   and debt                                                            --                 --       530,000        530
Exercise of options and warrants                                       --                 --     1,010,000      1,010
Amortization of deferred compensation                                  --                 --            --         --
Variable stock options award adjustment                                --                 --            --         --
Compensation from issuance of stock
   options                                                             --                 --            --         --
Warrants re-priced as compensation                                     --                 --            --         --
Net loss                                                               --                 --            --         --
                                                                  -------       ------------    ----------  ---------

   BALANCE - DECEMBER 31, 2001                                      3,000       $ 11,500,000    10,290,054  $  10,290

Common stock exchanged for interest in partnership                     --                 --      (642,833)      (643)
Dividends paid on preferred stock                                      --                 --            --         --
Discount on convertible note                                           --                 --            --         --
Net income                                                             --                 --            --         --
                                                                  -------       ------------    ----------  ---------

   BALANCE - JUNE 30, 2002                                          3,000       $ 11,500,000     9,647,221  $   9,647
                                                                  =======       ============    ==========  =========




                                                                       ADDITIONAL                     TOTAL
                                                                        PAID-IN       DEFERRED     ACCUMULATED       STOCKHOLDERS'
                                                                        CAPITAL     COMPENSATION     DEFICIT            EQUITY
                                                                       ---------    -------------  ------------      -------------
   BALANCE - DECEMBER 31, 2000
     (AS RESTATED)                                                     $6,714,238  $    (71,050)  $ (4,548,129)      $ 7,102,472

Preferred stock - acquisition                                                  --            --             --         2,500,000
Preferred stock issued for cash                                                --            --             --         4,000,000
Accrued dividends                                                         (84,250)           --             --           (84,250)
Dividends paid on preferred stock                                              --            --       (300,000)         (300,000)
Costs associated with offering                                           (753,637)           --             --          (753,637)
Redeemable preferred stock
   exchanged for common stock                                           2,807,913            --             --         2,809,250
Common stock issued for services
   and debt                                                                59,470            --             --            60,000
Exercise of options and warrants                                            9,090            --             --            10,100
Amortization of deferred compensation                                          --        71,050             --            71,050
Variable stock options award adjustment                                  (380,134)           --             --          (380,134)
Compensation from issuance of stock
   options                                                                258,700            --             --           258,700
Warrants re-priced as compensation                                        178,000            --             --           178,000
Net loss                                                                       --            --     (7,165,078)       (7,165,078)
                                                                     ------------   -----------   ------------      ------------

   BALANCE - DECEMBER 31, 2001                                        $ 8,809,390   $        --   $(12,013,207)     $  8,306,473

Common stock exchanged for interest in partnership                )      (417,198)           --             --          (417,841)
Dividends paid on preferred stock                                              --            --       (150,000)         (150,000)
Discount on convertible note                                              232,139            --             --           232,139
Net income                                                                     --            --          66,309           66,309
                                                                     ------------   -----------   -------------     ------------

   BALANCE - JUNE 30, 2002                                           $ 8,624,331    $        --    $(12,096,898)    $  8,037,080
                                                                     ============   ===========   =============     ============





See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                      ------------------------------------
                                                                                                     JUNE 30,
                                                                                      ------------------------------------
                                                                                           2002                  2001
                                                                                      ---------------     ----------------
                                                                                       [UNAUDITED]            [UNAUDITED]
                                                                                      ---------------     ----------------
NET CASH - OPERATING ACTIVITIES                                                       $       667,758     $       (33,808)
                                                                                      ---------------     ----------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                     (2,182,446)           (284,770)
   Investment in USCMC Partnership                                                                 --            (393,343)
   Investment in Certificate of Deposit                                                       (30,089)                 --
   Proceeds from Sale of Property                                                             443,679                  --
                                                                                      ---------------     ----------------
NET CASH-INVESTING ACTIVITIES                                                              (1,768,856)           (678,113)

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                          --           4,000,000
   Private Placement Offering Costs                                                                --            (653,836)
   Convertible Promissory Note Issued                                                       1,000,000                  --
   Dividends Paid                                                                            (150,000)           (150,000)
   Redemption of Common Stock-Contingent                                                     (247,920)                 --
   Common Stock Issued                                                                             --              10,100
   Proceeds from Long-Term Debt                                                             2,228,745           1,500,000
   Repayments of Long-Term Debt                                                            (1,943,077)         (3,602,693)
   Net Increase in Lines of Credit                                                            818,203             781,074
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                          1,705,951           1,884,645
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                       604,853           1,172,724

   CASH - BEGINNING OF PERIODS                                                                 12,347              50,696
                                                                                      ---------------     ---------------


   CASH - END OF PERIODS                                                              $       617,200     $     1,223,420
                                                                                      ===============     ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $     1,222,000     $     1,114,000
     Income Taxes                                                                     $            --     $            --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $            --     $       940,967
     Other Assets Acquired                                                                         --             342,493
     Property and Equipment                                                                        --           1,250,000
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                           --           2,533,460

     Accounts Payable                                                                              --              33,460
     Issuance of Preferred Stock                                                                   --           2,500,000
                                                                                      ---------------     ---------------


     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============


   Preferred Stock Issued for Acquisition                                             $            --     $     2,500,000
   Debt Converted to Equity                                                           $            --     $        60,000
   Debt Converted to Contingent Shares                                                $            --     $       716,336
   Dividends Accrued                                                                  $            --     $        62,500
   Common Stock Exchanged for Partnership Interest                                    $       417,841     $            --
   Warrants Issued with Convertible Note - Original Issue Discount                    $       232,139     $            --

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


[3] CONVERTIBLE NOTE PAYABLE

         On May 15, 2002, the Company entered into a Purchase Agreement with Alpine Venture Capital Partners LP (the beneficial owner of 9.3% of the voting stock of the Company), whereby the Company issued (i) a note in the aggregate principal amount of $1.0 million (the "Note") and (ii) a warrant to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock (the "Warrant") for an aggregate purchase price of $1.0 million. The warrant is detachable from the note. An original issue discount of $232,139 was recorded to reflect the value assigned to the warrant. The discount assigned the warrant will be amortized to interest expense over the twelve-month period ending May 15, 2003.

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

     The Series H Stock may be redeemed, at the option of the Corporation upon not less than 30 days' prior written notice, in whole or in part, at a price per share equal to one hundred percent (100%) of the Series H Stock issue price plus all accrued and unpaid dividends to the date of redemption. The holders of the Series H Stock shall be able to exercise the conversion rights at any time prior to the redemption date. If all of the outstanding shares of the Series H Stock are not redeemed, or have not converted into Common Stock, by the fifth anniversary of the original issue date, then any holder of shares of Series H Stock shall have the right to require the Corporation to redeem the shares.


[4] CAPITAL STOCK

     During the second quarter of 2002, the holders of 260,416 shares of common stock-contingent exercised their option to have the Company repurchase 86,876 shares at $2.00 per share. The Company redeemed and cancelled the 86,876 shares in the quarter ended June 30, 2002.


[5] RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations," and ("FAS") No. 142, "Goodwill and Other Intangible Assets." According to the significant provisions of these two pronouncements, acquirers in a business combination must allocate portions of the purchase price to specifically identifiable intangible assets. Examples of such identifiable intangible assets include trademarks and tradenames, customer lists, licensing, royalty or standstill agreements, construction permits, franchise agreements, employment contracts, patented and unpatented technology, and computer software. Beginning in the first quarter of fiscal year 2002, we no longer amortize goodwill and identifiable intangible assets determined to have an indefinite useful life, but perform impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets determined to have finite useful lives continue to be amortized over their estimated useful lives. In conjunction with the implementation of ("FAS") No. 142, we have completed a goodwill impairment review as of the beginning of the quarter ended March 31, 2002 using a fair-value based approach in accordance with provisions of that standard and found no impairment. Application of the goodwill non-amortization provisions resulted in a decrease in amortization of approximately $480,000 for the six-month period ended June 30, 2002. We have reviewed the components of previous business combinations for which separate accounting records have been maintained and have not found any significant separately identifiable intangible assets included in goodwill that should be reported separately based on the provisions of ("FAS") No. 142.

     The following is a reconciliation of reported net income and basic and diluted net income (loss) per share to the adjusted amounts had FAS No. 142 been applied at the beginning of 2001 for the three-month and six-month periods ended June 30, 2001:


                                                                     THREE MONTHS              SIX MONTHS
                                                                        ENDED                     ENDED
NET INCOME                                                          JUNE 30, 2001             JUNE 30, 2001
----------                                                        -----------------         -----------------
Reported Net (Loss)                                               $        (483,488)        $        (347,525)

Add back:  Goodwill Amortization                                            246,000                   480,000
                                                                  -----------------         -----------------

Adjusted Net Income (Loss)                                                 (237,488)                  132,475

Deduct:  Preferred Stock Dividends                                          106,250                   215,500
                                                                  -----------------         -----------------

Adjusted Net (Loss) Used in Per
Common Share Calculation                                          $        (343,738)        $         (83,025)
                                                                  =================         =================

Basic and Diluted Income (Loss) per Share

Reported Basic and Diluted (Loss) per Share                       $           (.06)         $            (.06)

Add back:  Goodwill Amortization                                               .02                        .05
                                                                  -----------------         -----------------

Adjusted Basic and Diluted (Loss) per Share                       $           (.04)         $            (.01)
                                                                  =================         =================

[6] CONTINGENCIES

     On October 23, 2001, United States Cancer Care, Inc., a wholly-owned subsidiary of the Company, filed a complaint in the Superior Court of Alameda, California against a Dr. John J. Fuery, W. Brian Fuery, and certain entities controlled by them. The defendants filed several cross-complaints against the Company on or about December 7, 2001 in response to the complaint.

     On February 28, 2002, we entered into a settlement agreement with W. Brian Fuery and each of the entities controlled by him. The settlement terms are discussed in our Form 10-KSB for the year ended December 31, 2001.

     Material monetary damages pursued in the remaining cross-complaints by Dr. John J. Fuery and affiliated entity against the Company include:

     o        Unspecified monetary damages for slander and libel
     o        Compensatory damages of $500,000 for breach of contract
     o        Unspecified compensatory damages for property damage

     We believe that we will be successful in prosecuting our complaint and defending against Dr. Fuery's and Oncology Corporation's cross-complaint. Further, we believe that the ultimate resolution of the complaint and cross-complaint will not have a materially adverse effect on the Company's financial position or results from operations.

     On April 1, 2002, Omega Capital Corporation ("Omega") commenced an action in the Law Division of the Superior Court of the State of New Jersey for the County of Essex ("New Jersey State Court") against the Company. The complaint alleges that the Company entered into an agreement with Omega that required the Company to purchase 112,500 shares of the Company's common stock held by Omega (the "Shares") at $2.00 per share and pay Omega ten percent (10%) interest on a certain Promissory Note, if the offer and sale of the Shares were not registered under the Securities Act of 1933 by May 1, 2001. Omega alleges that the Company has breached the Agreement by, among other things, not registering the Shares by May 1, 2001. Omega seeks recovery of damages in the amount of $247,500 and attorneys' fees.

         On June 3, 2002, the action was removed from New Jersey State Court to United States District Court for the District of New Jersey. On June 14, 2002, the Company filed an answer which generally denied the allegations of Omega's complaint. The Company believes that it has meritorious defenses to each of the claims asserted in the complaint and intends to vigorously defend the lawsuit. The Company also believes that the ultimate resolution of the claim will not have a materially adverse effect on the Company's financial position or results of operations.


[7] INCOME TAXES

     The Company has significant net operating loss carryforwards. Certain net operating losses are subject to maximum annual utilization of approximately $181,000. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). The utilization of the NOL carryforward is uncertain due to the Company's previous results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense has been recognized at June 30, 2002.


[8] SUBSEQUENT EVENTS

     On July 19, 2002, the Company entered into an agreement to sell the Valley Regional Cancer Patient Care Center #1 for $1,675,000 and simultaneously leased-back the Center from the unaffiliated owner. Net proceeds, totaling approximately $1,562,000, were used to reduce term debt and accounts payable.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical facts constitute "forward-looking statements." Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, including the ability to identify, finance, complete and integrate acquisitions and joint venture opportunities, risks regarding the Company's ability to successfully restructure under-performing facilities, risks regarding the Company's ability to meet capital requirements, risks regarding currently unforeseen competitive pressures and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and the development of additional alternative treatment modalities and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.


RESULTS OF OPERATIONS

INTRODUCTION
------------

     The terms "Company," "we," "us" and "our" refer to OnCure Technologies Corp. and its subsidiaries, except where it is made clear that such terms mean only OnCure Technologies Corp. or an individual subsidiary.

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------

REVENUE
-------

     The Company's primary source of revenue is derived from patient services. We also receive revenue from rental income and management fees, which account for less than 1.5% of our total revenues. Revenue for the second quarter ended June 30, 2002 totaled $6.8 million, an increase of $1.0 million (or 17.2%) as compared to the same period of the preceding year. The increase is attributable to an increase in average daily treatments at our Florida and Texas treatment centers, which accounted for increased revenue of $647,000 and $65,000, respectively. In addition, we have doubled the average daily scans for our mobile PET scanner unit compared to the second quarter of 2001, which accounted for increased revenue of $457,000.


OPERATING EXPENSES
------------------

     Operating expenses totaled $6.2 million for the second quarter ended June 30, 2002, an increase of $728,000 (or 13.3%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                                               PERCENTAGE OF OUR          PERCENTAGE OF OUR
EXPENSES                                                         2002 REVENUES              2001 REVENUES
--------                                                         -------------              -------------
1.       Salary and Benefits                                           25%                        28%
2.       Medical Supplies and Services                                 24%                        22%
3.       General and Administrative Expense                            34%                        32%
4.       Depreciation and Amortization                                  8%                        12%

     Expenses for salaries and benefits totaled $1.7 million for the second quarter ended June 30, 2002, an increase of $107,000 (or 6.7%) as compared to the same period of the preceding year. The salaries and benefits expense at our Florida and Texas treatment centers increased by $144,000 and $32,000, respectively, due principally to the employment of additional professional staff required by the increase in average daily treatments. Salary and Benefit expenses decreased by $76,000 for administrative staff due to staff reductions in the third quarter of 2001.

     Expenses for medical supplies and services totaled $1.6 million for the second quarter ended June 30, 2002, an increase of $396,000 (or 31.8%) as compared to the same period of the preceding year. Our medical service fees increased by $279,000 due to an increase in patient fee revenue of $1.0 million. In addition, the medical supplies for our mobile PET scanner increased by $71,000 due to an increase in average daily scans of 117%.

     General and administrative expenses totaled $2.3 million for the second quarter ended June 30, 2002, an increase of $465,000 (or 25.4%) as compared to the same period of the preceding year. The cost for temporary professional staff increased by $337,000 due to two factors: (i) the increase in average daily treatments which required the employment of additional professional staff; and
(ii) the shortage of therapists and physicists which required the use of temporary employees rather than permanent employees. In addition, the increase is attributable to an increase in operating expenses at all facilities for insurance of $51,000 and for repairs and maintenance of $85,000.

     Operating expenses for depreciation and amortization totaled $548,000 for the second quarter ended June 30, 2002, a decrease of $150,000 (or 21.5%) as compared to the same period of the preceding year. The change in depreciation and amortization expense is comprised of a decrease in goodwill amortization and an increase in depreciation expense for the purchase of new equipment. The Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, which does not require the amortization of goodwill unless it is determined that goodwill has been impaired. The goodwill amortization recorded for the three months ended June 30, 2002 and 2001 was zero and $234,000, respectively. During 2001, the Company purchased new equipment of $2.7 million, which increased depreciation expense by $94,000 in the second quarter of 2002.


INCOME FROM OPERATIONS
----------------------

     Income from operations totaled $554,000 for the second quarter ended June 30, 2002, as compared to $290,000 for the same period of the preceding year. The Company recorded an increase in revenue of nearly $1.0 million while operating expenses increased by $728,000. The Company's operating income benefited from a change in the recording of goodwill amortization, which reduced operating expenses by $234,000.

     The profitability of the base and incremental revenue was affected by the below standard contribution margins for the California treatment centers. The contribution margins were reduced by the excess costs of temporary professional staff (a temporary professional technician costs nearly twice that of a permanent employee) of $134,000 and the cost resulting from the under-utilization of patient treatment capacities of $116,000.


OTHER EXPENSES
--------------

     Net other expenses totaled $613,000 for the second quarter ended June 30, 2002, a decrease of $131,000 as compared to the same period of the preceding year.

     The largest portion of our net other expenses is interest expense. Interest expense for the second quarter ended June 30, 2002 totaled $641,000, an increase of $45,000 (or 7.6%) compared to the same period of the preceding year. The increase in interest expense was due to two factors: (i) an increase in short-term interest bearing debt; and (ii) the interest expense of $27,000 recorded for amortization of the original issue discount assigned to warrants issued with the convertible promissory note, see Note 3 to the Financial Statements. The interest expense of $27,000 was a non-cash charge.

     In the second quarter of 2001, the Company recorded a finance cost of $178,000. This charge recognized the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.


NET INCOME
----------

     The Company recorded a net loss of $126,000 for the second quarter ended June 30, 2002, as compared to a $483,000 loss for the same period of the preceding year. The decrease in the amount of the net loss is attributable to:
(i) a change in the recording of goodwill amortization, which reduced operating expenses by $234,000; (ii) financing cost of $178,000 in 2001 for re-pricing common stock warrants issued at exercise prices below fair market value; and
(iii) an income tax benefit of $86,000 in 2001.


NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
----------------------------------------------------

     The net loss attributable to the holders of our common stock amounted to $201,000 or $.02 per common share for the three months ended June 30, 2002. The cash dividends paid of $75,000 during the three months ended June 30, 2002 reduces the net income attributable to our common stock.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001
----------------------------------------------------------------------------

REVENUE
-------

     The Company's primary source of revenue is derived from patient services. The Company also receives revenue from rental income and management fees, which account for less than 1.5% of our total revenues. Revenue for the six months ended June 30, 2002 totaled $13.7 million, an increase of $2.1 million (or 18.5%) as compared to the same period of the preceding year. The increase is attributable to an increase in average daily treatments at our Florida treatment centers, which accounted for increased revenue of $1.3 million. In addition, we have doubled the average daily scans for our mobile PET scanner unit since its deployment during the first quarter of 2001, which accounted for increased revenue of $802,000.


OPERATING EXPENSES
------------------

     Operating expenses totaled $12.5 million for the six months ended June 30, 2002, an increase of $2.1 million (or 20.3%) as compared to the same period of the preceding year.

Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and (iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                                               PERCENTAGE OF OUR          PERCENTAGE OF OUR
EXPENSES                                                         2002 REVENUES               2001 REVENUES
--------                                                         -------------               -------------
1.   Salary and Benefits                                              25%                        27%
2.   Medical Supplies and Services                                    24%                        22%
3.   General and Administrative Expense                               35%                        31%
4.   Depreciation and Amortization                                     8%                        12%

     Expenses for salaries and benefits totaled $3.4 million for the six months ended June 30, 2002, an increase of $349,000 (or 11.3%) as compared to the same period of the preceding year. The salaries and benefits expense at our Florida Centers increased by $430,000 due to the employment of additional professional staff required by the increase in average daily treatments and professional staff previously retained on a consulting agreement with the local hospital. Salary and Benefit expenses decreased by $103,000 for administrative staff due to the management reorganization and staff reductions in the third quarter of 2001.

     Expenses for medical supplies and services totaled $3.2 million for the six months ended June 30, 2002, an increase of $691,000 (or 27.2%) as compared to the same period of the preceding year. Our medical service fees increased by $420,000 due to an increase in patient fee revenue of $2.1 million. In addition, the medical supplies for our mobile PET scanner increased by $211,000 due to an increase in average daily scans of 112%.

     General and administrative expenses totaled $4.7 million for the six months ended June 30, 2002, an increase of $1.2 million (or 34.9%) as compared to the same period of the preceding year. The cost for temporary professional staff increased by $909,000 due to two factors: (i) the increase in average daily treatments which required the employment of additional professional staff; and
(ii) the shortage of therapists and physicists which required the use of temporary employees rather than permanent employees. In addition, the increase is attributable to an increase in operating expenses at all facilities for rent of $33,000, for insurance of $142,000, and for repairs and maintenance of $132,000.

         Operating expenses for depreciation and amortization totaled $1.1 million for the six months ended June 30, 2002, a decrease of $281,000 (or 20.4%) as compared to the same period of the preceding year. The change in depreciation and amortization expense is comprised of a decrease in goodwill amortization and an increase in depreciation expense for the purchase of new equipment. The Company adopted

Statement of Financial Accounting Standards ("FAS") No. 142, which does not require the amortization of goodwill unless it is determined that goodwill has been impaired. The goodwill amortization recorded for the six months ended June 30, 2002 and 2001 was zero and $480,000, respectively. During 2001, the Company purchased new equipment of $2.7 million, which increased depreciation expense by $188,000 for the first six months of 2002.


INCOME FROM OPERATIONS
----------------------

     Income from operations totaled $1.1 million for the six months ended June 30, 2002, an increase of $24,000 (or 2.1%) as compared to the same period of the preceding year. The Company recorded an increase in revenue of nearly $2.1 million; however, operating expenses increased by nearly the same amount.

     The profitability of the base and incremental revenue was affected by the below standard contribution margins for the California treatment centers. The contribution margins were reduced by the excess costs of temporary professional staff (a temporary professional technician costs nearly twice that of a permanent employee) of $335,000 and the cost resulting from the under-utilization of patient treatment capacities of $285,000.


OTHER EXPENSES
--------------

     Net other expenses totaled $890,000 for the six months ended June 30, 2002, a decrease of $410,000 as compared to the same period of the preceding year. The decrease in other expenses was principally due to other income recorded in 2002 and certain financing costs incurred in 2001.

     The largest portion of our net other expenses is interest expense. Interest expense for the six months ended June 30, 2002 totaled $1.2 million, an increase of $47,000 (or 4.0%) compared to the same period of the preceding year. The increase in interest expense was due to two factors: (i) an increase in short-term interest bearing debt; and (ii) the interest expense of $27,000 recorded for amortization of the original issue discount assigned to warrants issued with the convertible promissory note, see Note 3 to the Financial Statements. The interest expense of $27,000 was a non-cash charge.

     The Company recorded other income of $288,000 during the first six months of 2002. The other income consisted of: (i) a $219,000 gain recorded on the sale of property no longer used in the business; and (ii) the adjustment of our estimated legal fees payable at December 31, 2001 of $69,000.

     In the second quarter of 2001, the Company recorded a finance cost of $178,000. This charge recognized the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.


NET INCOME
----------

     The Company recorded net income of $66,000 for the six months ended June 30, 2002, as compared to the $347,000 net loss for the same period of the preceding year. The Company recorded an increase in revenue of nearly $2.1 million; however, operating expenses increased by nearly the same amount. Non-operating items, which contributed to the increase in net income, included the gain on sale of property of $219,000, the change in estimate of $69,000, and reduced minority interest of $114,000 compared to the previous year.

NET INCOME ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK
------------------------------------------------------

     The net income attributable to the holders of our common stock amounted to $66,000 or $.01 per common share for the six months ended June 30, 2002. The cash dividends paid of $150,000 during the six months ended June 30, 2002 reduces the net income attributable to our common stock.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has previously expressed its plans to reduce debt and to improve its working capital position and liquidity. In order to achieve these objectives, the Company initiated plans to raise additional funds by issuing equity securities or convertible debt instruments and by marketing certain properties. In March 2002, the Company sold land located at St. Augustine, Florida for $415,000 and used all of the proceeds to reduce debt. In May 2002, the Company raised $1.0 million in cash through the issuance of a convertible promissory note, see Note 3 to Financial Statements. In July 2002, the Company sold the Valley Regional Cancer Patient Care Center #1 at Modesto, California for $1,675,000 and used the net proceeds to reduce term debt and accounts payable. The Company is currently marketing two remaining properties, the Florida Cancer Center-Wells Complex Clinic and the Florida Cancer Center-Palatka. The proceeds from the sale of these properties will also be used to reduce debt. The Company entered into a lease agreement with the purchaser of the Valley Regional Cancer Patient Care Center #1 and is leasing back the Center from the Purchaser. The Company intends to lease-back the Wells and Palatka Centers in the event these properties are sold.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company's contractual obligations include term debt, notes payable, operating leases, securities with put options, and an employment agreement with the Company's Chief Executive Officer. There have been no material changes to the terms or financial obligations for the operating leases or the employment agreement. During the six-month period ended June 30, 2002, the holders of 297,500 shares of common stock-contingent exercised their option to have the Company repurchase 123,960 shares at $2.00 per share. The Company redeemed and cancelled the 123,960 shares during the six-month period ended June 30, 2002. At June 30, 2002, certain stockholders have the right to require us to purchase an aggregate of 531,708 shares of common stock at $2.00 per share. Our term debt and notes payable at June 30, 2002, consisted of the following:

Notes payable, bearing interest at 8.8% to 12.35%, maturing between 2001
  and 2019                                                                                   $  16,972,145
Lines of Credit, expiring in 2006                                                                1,025,000
                                                                                              ------------

Total                                                                                           17,997,145

Less: Current Maturities                                                                         3,968,130
                                                                                              ------------


                                                                                             $  14,029,015
                                                                                               ===========

Convertible note payable, bearing interest at 8.0%, maturing May 15, 2003                    $   1,000,000

Original issue discount on warrants issued with note payable, less
  amortization of $27,414                                                                          204,725
                                                                                              ------------


Convertible note payable-net of discount                                                      $    795,275
                                                                                               ===========

     The Company has entered into three separate loan and security agreements with DVI Financial Services, Inc. pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under this credit facility is $4.9 million, with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2% to 2.25% over the prime lending rate. On December 27, 2001, the Company and DVI agreed to amendments to the loan and security agreements, which extend the maturity dates for the lines of credit to June 2004. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At June 30, 2002, we had approximately $4.6 million of borrowings under this credit facility.

     During the quarter ended June 30, 2002, we were in compliance with all covenant provisions of the credit agreements with DVI Financial Services.

     We also entered into a secured loan agreement with Merrill Lynch Bank USA, which expires on March 20, 2006. The maximum amount available under this credit facility is $2.8 million. Borrowings under this line of credit bear interest at a rate, which is 1.39% over the LIBOR Rate. Our obligations under this credit facility are collateralized by certain cash equivalent securities. Our agreement with Merrill Lynch does not contain any financial or other restrictive covenants. Borrowings under this credit facility will also be used to fund working capital needs. At June 30, 2002, we had approximately $1.0 million of borrowings under this credit facility.


CASH AND CASH EQUIVALENTS
-------------------------

     As of June 30, 2002, the Company had: (i) cash and cash equivalents of approximately $617,000 (a decrease of $606,000 from June 30, 2001); and (ii) a working capital deficit of approximately $6.0 million (an increase of approximately $4.2 million from June 30, 2001). Of our current liabilities at June 30, 2002, lines of credit total approximately $4.6 million. The cash requirements for these credit lines are limited to monthly interest payments and payments to reduce the credit lines to the available borrowing base.

     Net cash provided by our operations totaled $668,000 for the six-month period ended June 30, 2002. Our net cash provided consists of: (i) our net income of $66,000 and (ii) our non-cash and operating asset and liability adjustments of $602,000.

     During the first six months of 2002, our investing activities utilized $2.2 million of cash for the purchase of property and equipment and generated cash of $444,000 from the sale of property. Net cash generated from our financing activities amounted to $1.7 million. The Company raised $1.0 million of cash through the issuance of a convertible promissory note. The principal use of these funds is designated for payment of certain acquisition costs, fees and expenses. The Company also financed the purchase of equipment with $2.2 million of secured debt from DVI Financial Services, Inc. Net proceeds from short-term borrowing of $818,000 were used to finance business operations. The Company utilized approximately $1.9 million of the cash generated from our financing and operating activities for the payment of long-term debt.


 ACQUISITIONS

     In March 2002, the Company entered into a letter of intent with respect to the acquisition of all of the outstanding capital stock of Coastal Radiation Oncology Medical Group, Inc. and its affiliates ("Coastal"). Coastal owns, operates and manages eleven (11) treatment centers in California. The Company expects the purchase price of the acquisition to be approximately $34 million, 80% payable in cash and 20% payable in capital stock of the Company. The purchase price of the acquisition is subject to adjustment upon completion of certain due diligence procedures. The transaction contemplated by the letter of intent is subject to several material conditions including, among others, the receipt of necessary financing, an audit of the financial statements of Coastal, the approval of the Company's Board, the negotiation of definitive documentation and the satisfactory completion of due diligence. There can be no assurance that this transaction will be completed or that if completed, the terms will not change.

     The Company has commenced a due diligence review in connection with the Coastal transaction and has begun the process of drafting and negotiating definitive documentation. At June 30, 2002, the Company has incurred acquisition costs totaling $184,000. These acquisition costs have been capitalized and recorded as non-current Other Assets.

     In May 2002, the Company's wholly-owned subsidiary JAXPET LLC ("JAXPET"), which operates our mobile Pet scanning unit, entered into an agreement with Positron Imaging Technologies, LLC ("Positron"), whereby JAXPET acquired 20% ownership interest in JAXPET/Positech LLC

("JAXPET/Positech") for one dollar. In connection with the agreement, JAXPET also agreed to release Positron from all claims that JAXPET may have against Positron and assume all obligations and liabilities associated with JAXPET/Positech. With the acquisition of the Positron interest, JAXPET now owns 100% of JAXPET/Positech.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On April 1, 2002, Omega Capital Corporation ("Omega") commenced an action in the Law Division of the Superior Court of the State of New Jersey for the County of Essex ("New Jersey State Court") against the Company. The complaint alleges that the Company entered into an agreement with Omega that required the Company to purchase 112,500 shares of the Company's common stock held by Omega (the "Shares") at $2.00 per share and pay Omega ten percent (10%) interest on a certain Promissory Note, if the offer and sale of the Shares were not registered under the Securities Act of 1933 by May 1, 2001. Omega alleges that the Company has breached the Agreement by, among other things, not registering the Shares by May 1, 2001. Omega seeks recovery of damages in the amount of $247,500 and attorneys' fees.

         On June 3, 2002, the action was removed from New Jersey State Court to United States District Court for the District of New Jersey. On June 14, 2002, the Company filed an answer which generally denied the allegations of Omega's complaint. The Company believes that it has meritorious defenses to each of the claims asserted in the complaint and intends to vigorously defend the lawsuit.

     See also Note 7 to the Financial Statements.


ITEM 2.  CHANGES IN SECURITIES

     RECENT SALE OF UNREGISTERED SECURITIES

     On May 15, 2002, the Company issued (i) a note in the aggregate principal amount of $1.0 million, and (ii) a warrant to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock to Alpine Venture Capital Partners, LP for an aggregate purchase price of $1.0 million. This transaction was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act. See Note 3 to the Financial Statements for a summary of the terms and conditions of each of the Note and the Warrant.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the second quarter ended June 30, 2002, the Company was not in material default on any indebtedness exceeding five (5%) of its assets or dividends payable on its Series C, D and E Preferred Stock.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the second quarter ended June 30, 2002, no matters were submitted to a vote of the Company's shareholders.


ITEM 5.  OTHER INFORMATION

     The Company has nothing further to report for the second quarter ended June 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ONCURE TECHNOLOGIES CORP.


Dated: August 15, 2002          By:      /s/ Jeffrey A. Goffman
                                         ----------------------
                                         Jeffrey A. Goffman
                                         President, Chief Executive Officer
                                         and Director

                                         /s/ Richard A. Baker
                                         --------------------
                                         Richard A. Baker
                                         Senior Vice President and
                                         Chief Financial Officer