Form 10QSB
period 2002-09-30
ONCURE TECHNOLGIES CORP
filed 2002-11-14
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

          610 NEWPORT CENTER DRIVE, SUITE 350, NEWPORT BEACH, CA 92660 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 721-6540


AS OF NOVEMBER 7, 2002, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 8,784,671.



Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION...............................................1
     ITEM 1.  FINANCIAL STATEMENTS...........................................1
     CONSOLIDATED BALANCE SHEETS.............................................2
     CONSOLIDATED STATEMENTS OF OPERATIONS...................................3
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................4
     CONSOLIDATED STATEMENTS OF CASH FLOWS...................................5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....10
     ITEM 3.  CONTROLS AND PROCEDURES.......................................19

PART II - OTHER INFORMATION.................................................20
     ITEM 1.  LEGAL PROCEEDINGS.............................................20
     ITEM 2.  CHANGES IN SECURITIES.........................................20
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................20
     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............20
     ITEM 5.  OTHER INFORMATION.............................................20
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................20

SIGNATURES..................................................................21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                           ----------------         -----------------
                                                                                2002                      2001
                                                                           ----------------         -----------------
                                                                             [UNAUDITED]
                                                                           ----------------
ASSETS:
CURRENT ASSETS:
  Cash                                                                     $        44,324          $         12,347
  Certificate of Deposit                                                           433,056                   400,000
  Accounts Receivable - Net                                                      3,943,083                 5,464,097
  Prepaid Expenses and Other                                                       559,510                   553,184
  Deferred Income Taxes                                                            246,711                   246,711
                                                                           ----------------         -----------------

  TOTAL CURRENT ASSETS                                                           5,226,684                 6,676,339

RESTRICTED CASH                                                                        -0-                 1,025,000

PROPERTY AND EQUIPMENT - NET                                                    12,763,309                15,512,150

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
  [NET OF ACCUMULATED AMORTIZATION]                                             13,258,512                13,258,512

OTHER ASSETS - NET                                                                 557,401                   465,895
                                                                           ----------------         -----------------

TOTAL ASSETS                                                                  $ 31,805,906          $     36,937,896
                                                                           ================         =================



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                              ------------------        ------------------
                                                                                    2002                      2001
                                                                              ------------------        ------------------
                                                                                 [UNAUDITED]
                                                                              ------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 CURRENT LIABILITIES:
   Accounts Payable                                                           $      3,140,273          $      3,266,504
   Accrued Liabilities                                                                 915,702                 1,682,793
   Lines of Credit                                                                   4,258,629                 3,759,177
   Current Portion of Long-Term Debt                                                 3,884,690                 3,785,184
                                                                              ------------------        ------------------

 TOTAL CURRENT LIABILITIES                                                          12,199,294                12,493,658

 LONG-TERM DEBT                                                                      9,235,328                13,926,293

 CONVERTIBLE NOTE PAYABLE - NET OF DISCOUNT                                            853,310                        --

 DEFERRED INCOME TAXES                                                                 246,711                   246,711
                                                                              ------------------        ------------------

 TOTAL LIABILITIES                                                                  22,534,643                26,666,662
                                                                              ------------------        ------------------

 MINORITY INTEREST                                                                     870,690                   653,425
                                                                              ------------------        ------------------

 COMMITMENTS                                                                                --                        --
                                                                              ------------------        ------------------
 COMMON STOCK - CONTINGENT, 457,332 AND 655,668 SHARES ISSUED
 AND OUTSTANDING AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001,
 RESPECTIVELY                                                                          914,664                 1,311,336
                                                                              ------------------        ------------------

 STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 Par Value, 1,000,000 Shares
   Authorized, 3,000 shares Issued and Outstanding                                  11,500,000                11,500,000

   Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
   8,809,463 and 10,290,054 Shares Issued and Outstanding at
   September 30, 2002 and December 31, 2001, Respectively                                9,563                    10,290

   Additional Paid-in Capital                                                        8,322,822                 8,809,390

   Accumulated Deficit                                                             (12,346,476)              (12,013,207)
                                                                              ------------------        ------------------

 TOTAL STOCKHOLDERS' EQUITY                                                          7,485,909                 8,306,473
                                                                              ------------------        ------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     31,805,906          $     36,937,896
                                                                              ==================        ==================



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                             NINE MONTHS ENDED
                                             --------------------------------------        --------------------------------------
                                                         SEPTEMBER 30,                                 SEPTEMBER 30,
                                             --------------------------------------        --------------------------------------
                                                  2002                  2001                    2002                  2001
                                             ----------------      ----------------        ----------------      ----------------
                                               [UNAUDITED]           [UNAUDITED]             [UNAUDITED]           [UNAUDITED]
                                             ----------------      ----------------        ----------------      ----------------
REVENUE                                      $    5,989,553            5,778,448           $  19,646,560           $ 17,303,197

OPERATING EXPENSES:
  Salaries and Benefits                           1,961,611            1,614,571               5,475,970              4,709,888
  Medical Supplies and Services                   1,380,718            1,263,198               4,608,399              3,800,472
  General and Administrative                      2,681,721            2,379,726               7,359,444              5,899,438
  Non-Cash Stock Option Compensation                     --                   --                      --               (121,434)
  Depreciation and Amortization                     597,345            1,228,005               1,691,685              2,603,288
                                             ----------------      ----------------        ----------------      ----------------
  TOTAL OPERATING EXPENSES                        6,621,395            6,485,500              19,135,498             16,891,652
                                             ----------------      ----------------        ----------------      ----------------
  INCOME [LOSS] FROM OPERATIONS                    (631,842)            (707,052)                511,062                411,545
                                             ----------------      ----------------        ----------------      ----------------

OTHER INCOME [EXPENSE]:
  Financing Costs                                        --                   --                      --               (178,000)
  Interest Income                                     6,953               10,671                  20,784                 66,700
  Interest Expense                                 (679,168)            (541,961)             (1,891,434)            (1,707,157)
  Gain [Loss] on Disposal of Assets               1,226,961             (446,763)              1,446,443               (446,763)
  Other Income [Expense] - Net                     (119,047)            (684,111)                (29,978)              (697,073)
                                             ----------------      ----------------        ----------------      ----------------

  TOTAL OTHER INCOME [EXPENSE] - NET                435,699           (1,662,164)               (454,185)            (2,962,293)
                                             ----------------      ----------------        ----------------      ----------------

  INCOME [LOSS] BEFORE MINORITY
  INTEREST AND INCOME TAX BENEFIT                  (196,143)          (2,369,216)                 56,877             (2,550,748)

MINORITY INTEREST                                    21,565             (123,243)               (165,146)              (424,428)

INCOME TAX BENEFIT                                       --              155,681                      --                290,873
                                             ----------------      ----------------        ----------------      ----------------
  NET [LOSS]                                 $     (174,578)       $  (2,336,778)          $    (108,269)        $   (2,684,303)
                                             ================      ================        ================      ================

  NET [LOSS]                                 $     (174,578)       $  (2,336,778)          $    (108,269)        $   (2,684,303)

DEDUCT:  Preferred Stock Dividends                   75,000               96,750                 225,000                309,250
                                             ----------------      ----------------        ----------------      ----------------
NET [LOSS] USED IN PER COMMON
SHARE CALCULATION                            $     (249,578)       $  (2,433,528)          $    (333,269)        $   (2,993,553)
                                             ================      ================        ================      ================
BASIC AND DILUTED [LOSS] PER
COMMON SHARE                                 $         (.03)       $        (.26)          $        (.03)        $         (.35)
                                             ================      ================        ================      ================
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   9,637,913            9,294,182               9,786,970              8,594,421
                                             ================      ================        ================      ================



See Notes to Consolidated Financial Statements.

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK          COMMON STOCK
                                       --------------------     -----------------  ADDITIONAL                TOTAL
                                        NUMBER                   NUMBER              PAID-IN    DEFERRED   ACCUMULATED STOCKHOLDERS'
                                       OF SHARES     AMOUNT     OF SHARES  AMOUNT    CAPITAL  COMPENSATION   DEFICIT     EQUITY
                                       ---------     ------     ---------  ------    -------  ------------   -------     ------
   BALANCE - DECEMBER 31, 2000
     (AS RESTATED)                        1,000   $ 5,000,000   7,412,316  $ 7,413  $6,714,238  $(71,050)  $(4,548,129) $7,102,472

Preferred stock - acquisition             1,000     2,500,000          --       --          --        --            --   2,500,000
Preferred stock issued for cash           1,000     4,000,000          --       --          --        --            --   4,000,000
Accrued dividends                            --            --          --       --     (84,250)       --            --     (84,250)
Dividends paid on preferred stock            --            --          --       --          --        --      (300,000)   (300,000)
Costs associated with offering               --            --          --       --    (753,637)       --            --    (753,637)
Redeemable preferred stock
   exchanged for common stock                --            --   1,337,738    1,337   2,807,913        --            --   2,809,250
Common stock issued for services
   and debt                                  --            --     530,000      530      59,470        --            --      60,000
Exercise of options and warrants             --            --   1,010,000    1,010       9,090        --            --      10,100
Amortization of deferred compensation        --            --          --       --          --    71,050            --      71,050
Variable stock options award adjustment      --            --          --       --    (380,134)       --            --    (380,134)
Compensation from issuance of stock
   options                                   --            --          --       --     258,700        --            --     258,700
Warrants re-priced as compensation           --            --          --       --     178,000        --            --     178,000
Net loss                                     --            --          --       --          --        --    (7,165,078) (7,165,078)
                                         ------  ------------  ----------  -------  ----------  --------   -----------  -----------
   BALANCE - DECEMBER 31, 2001            3,000  $ 11,500,000  10,290,054  $10,290  $8,809,390  $     --  $(12,013,207) $8,306,473

Common stock exchanged for interest
   in partnership                            --            --    (642,833)    (643)   (417,198)       --            --    (417,841)
Dividends paid on preferred stock            --            --          --       --          --        --      (225,000)   (225,000)
Discount on convertible note                 --            --          --       --     232,139        --            --     232,139
Sale of Corpus Christi Acquisition, LLC      --            --    (837,758)     (84)   (301,509)       --            --    (301,593)
Net income                                   --            --          --       --          --        --      (108,269)   (108,269)
                                         ------  ------------  ----------  -------  ----------  --------   -----------  -----------

   BALANCE  - SEPTEMBER 30, 2002          3,000  $ 11,500,000   8,809,463  $ 9,563  $8,322,822  $     --  $(12,346,476) $7,485,909
                                         ======  ============  ==========  =======  ==========  ========  ============  ===========


See Notes to Consolidated Financial Statements

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                      -----------------------------------
                                                                                                  SEPTEMBER 30,
                                                                                      -----------------------------------
                                                                                            2002               2001
                                                                                      ---------------     ---------------
                                                                                        [UNAUDITED]         [UNAUDITED]
NET CASH - OPERATING ACTIVITIES                                                       $       436,880     $       452,734
                                                                                      ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of Property and Equipment                                                     (2,446,967)           (397,046)
   Investment in USCMC Partnership                                                                 --            (551,343)
   Investment in Certificate of Deposit                                                       (33,129)                 --
   Proceeds from Sale of Property                                                           1,973,994                  --
                                                                                      ---------------     ---------------
   NET CASH-INVESTING ACTIVITIES                                                             (506,102)           (948,389)

FINANCING ACTIVITIES:
   Preferred Stock Issued                                                                          --           4,000,000
   Private Placement Offering Costs                                                                --            (653,836)
   Convertible Promissory Note Issued                                                       1,000,000                  --
   Dividends Paid                                                                            (225,000)           (225,000)
   Redemption of Common Stock-Contingent                                                     (396,672)           (260,000)
   Common Stock Issued                                                                             --              10,100
   Proceeds from Long-Term Debt                                                             2,268,718           1,500,000
   Repayments of Long-Term Debt                                                            (3,124,533)         (4,169,113)
   Net Increase in Lines of Credit                                                            578,686           1,225,144
                                                                                      ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                                            101,199           1,427,295
                                                                                      ---------------     ---------------

   NET INCREASE IN CASH                                                                        31,977             931,640

   CASH - BEGINNING OF PERIODS                                                                 12,347              50,696
                                                                                      ---------------     ---------------

   CASH - END OF PERIODS                                                              $        44,524     $       982,336
                                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                                         $     1,787,000     $     1,693,000
     Income Taxes                                                                     $            --     $         6,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Acquisitions:
     Excess of Purchase Price over Fair Value of Net
       Assets Acquired                                                                $            --     $       940,967
     Other Assets Acquired                                                                         --             342,493
     Property and Equipment                                                                        --           1,250,000
                                                                                      ---------------     ---------------

     Total Assets Acquired - Net of Cash                                                           --           2,533,460
     Accounts Payable                                                                              --              33,460
     Issuance of Preferred Stock                                                                   --           2,500,000
                                                                                      ---------------     ---------------

     CASH PAID FOR ACQUISITIONS                                                       $            --     $            --
                                                                                      ===============     ===============

   ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                      -----------------------------------
                                                                                                  SEPTEMBER 30,
                                                                                      -----------------------------------
                                                                                            2002               2001
                                                                                      ---------------     ---------------
                                                                                        [UNAUDITED]         [UNAUDITED]

   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Effect of Sale-Corpus Christi Acquisition, LLC:
     Assets Sold:
     Accounts Receivable                                                              $       251,098     $            --
     Property and Equipment                                                                 1,929,000                  --
     Other Assets                                                                               4,843                  --
                                                                                      ---------------     ---------------
     Total Assets Sold                                                                      2,184,941

     Debt Assumed by Dolphin Medical, Inc.:
     Accounts Payable & Accrued Expenses                                                      102,893                  --
     Lines of Credit-DVI Financial Services, Inc.                                             182,941                  --
     Notes Payable-DVI Financial Services, Inc.                                             2,603,257                  --
     Other Debt                                                                                 3,679                  --
                                                                                      ---------------     ---------------
     Total Debt Assumed                                                                     2,892,770                  --

     Common Stock Exchanged-DVI Financial Services, Inc.                                      301,593                  --

     (Gain) on Sale of Corpus Christi Acquisition, LLC.                                    (1,009,422)                 --
                                                                                      ---------------     ---------------

     CASH RECEIVED FOR SALE                                                           $            --     $            --
                                                                                      ===============     ===============

   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Preferred Stock Issued for Acquisition                                             $            --     $     2,500,000
   Common Stock Exchanged for Redeemable Preferred Stock                              $            --     $     2,809,250
   Debt Converted to Equity                                                           $            --     $        60,000
   Debt Converted to Contingent Shares                                                $            --     $       716,336
   Dividends Accrued                                                                  $            --     $        84,250
   Common Stock-Contingent to be Redeemed                                             $            --     $        75,000
   Common Stock Exchanged for Partnership Interest                                    $       417,841     $            --
   Warrants Issued with Convertible Note - Original Issue Discount                    $       232,139     $            --



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

[3] RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations," and ("FAS") No. 142, "Goodwill and Other Intangible Assets." According to the significant provisions of these two pronouncements, acquirers in a business combination must allocate portions of the purchase price to specifically identifiable intangible assets. Examples of such identifiable intangible assets include trademarks and trade names, customer lists, licensing, royalty or standstill agreements, construction permits, franchise agreements, employment contracts, patented and unpatented technology, and computer software. Beginning in the first quarter of fiscal year 2002, we no longer amortize goodwill and identifiable intangible assets determined to have an indefinite useful life, but perform impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets determined to have finite useful lives continue to be amortized over their estimated useful lives. In conjunction with the implementation of ("FAS") No. 142, we have completed a goodwill impairment review as of the beginning of the quarter ended March 31, 2002 using a fair-value based approach in accordance with provisions of that standard and found no impairment. Application of the goodwill non-amortization provisions resulted in a decrease in amortization of approximately $720,000 for the nine-month period ended September 30, 2002. We have reviewed the components of previous business combinations for which separate accounting records have been maintained and have not found any significant separately identifiable intangible assets included in goodwill that should be reported separately based on the provisions of ("FAS") No. 142.

     The following is a reconciliation of reported net loss and basic and diluted net loss per share to the adjusted amounts had FAS No. 142 been applied at the beginning of 2001 for the three-month and nine-month periods ended September 30, 2001:



                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
NET LOSS                                                          SEPTEMBER 30, 2001              SEPTEMBER 30, 2001
--------                                                       -------------------------       -------------------------
Reported Net (Loss)                                            $           (2,336,778)         $           (2,684,303)

Add back:  Goodwill Amortization                                              240,000                         720,000
                                                               -------------------------       -------------------------

Adjusted Net (Loss)                                                        (2,096,778)                     (1,964,303)

Deduct:  Preferred Stock Dividends                                             96,750                         309,250
                                                               -------------------------       -------------------------

Adjusted Net (Loss) Used in Per
Common Share Calculation                                       $           (2,193,528)           $         (2,273,553)
                                                               =========================       =========================

Basic and Diluted (Loss) per Share

Reported Basic and Diluted (Loss) per Share                    $                 (.26)          $                (.35)

Add back:  Goodwill Amortization                                                  .02                             .08
                                                               -------------------------       -------------------------

Adjusted Basic and Diluted (Loss) per Share                    $                 (.24)          $                (.27)
                                                               =========================       =========================


[4] SALE OF CORPUS CHRISTI ACQUISITION, LLC

     On September 30, 2002, U.S. Cancer Care, Inc., a Delaware corporation ("USCC"), and a wholly-owned subsidiary of the Company, entered into an Option to Purchase Agreement (the "Option Purchase Agreement") with DVI Financial Services, Inc., a Delaware corporation ("DVI"). Pursuant to the Option Purchase Agreement, USCC granted DVI an option (the "option") to purchase 100% of the issued and outstanding membership interest (the "Interest") in Corpus Christi Acquisition, LLC, a Delaware limited liability company ("CCA"), in exchange for 837,758 shares "the "Shares") of Company's common stock owned by DVI. The purchase price for the Interest upon exercise of the Option was: (i) one dollar ($1.00), (ii) the forgiveness, release and discharge by DVI of all indebtedness (the "DVI Indebtedness") relating to CCA owed by the Company or its affiliates to DVI, and (iii) the assumption of all of the indebtness (the "Assumed Indebtedness") of the Company and its affiliates, including the DVI Indebtedness, relating to the operations of CCA.

     In accordance with the Option Purchase Agreement, DVI assigned its right to exercise the Option to Dolphin Medical Inc., a Delaware corporation ("Dolphin"). Pursuant to a Purchase Agreement (the "Purchase Agreement"), dated as of October 31, 2002 and effective as of September 30, 2002, by and among Dolphin, USCC and the Company, Dolphin exercised the Option and purchased the Interest by assuming all of the Assumed Indebtedness and, in connection therewith, DVI released and discharged the Company and its affiliates from their obligation to repay the DVI Indebtedness. The Company recorded a gain of $1.0 million on the sale of the Interest to Dolphin.

     CCA is in the business of operating and managing the Calallen Regional Cancer Center in Corpus Christi, Texas. As a result of the sale of the Interest to Dolphin, the Company will no longer provide services at the Calallen Regional Cancer Center.

[5] CAPITAL STOCK

     During the third quarter of 2002, the holders of 173,540 shares of common stock-contingent exercised their option to have the Company repurchase 74,376 shares at $2.00 per share. The Company redeemed and cancelled the 74,376 shares in the quarter ended September 30, 2002. The holders have the right to require the Company to purchase an additional 99,164 shares by January of 2003. The cost to redeem these additional shares is approximately $198,000.

[6] CONTINGENCIES

     On October 23, 2001, the Company's wholly owned subsidiary, USCC, instituted a lawsuit in the Superior Court of the State of California for the County of Alameda against two former directors of the Company and certain entities controlled by them. On February 28, 2002, the Company entered into a settlement agreement with one of the former directors, W. Brian Fuery, and each of the entities controlled by him, Stunner Corporation and U.S. Cancer Management Corporation. In light of the settlement, Dr. John J. Fuery and Oncology Corporation (a company controlled by Dr. Fuery) are the only adverse parties remaining in this litigation. The cross complaint filed by Dr. John J. Fuery and Oncology Corporation seeks: (i) unspecified monetary damages for slander and libel, (ii) compensatory damages in the aggregate amount of $500,000 for breach of contract, and (iii) unspecified compensatory damages for property damage. The Company believes that it will be successful in prosecuting the complaint and defending against Dr. Fuery's and Oncology Corporation's cross-complaint.

     On April 1, 2002 Omega Capital Corporation ("Omega") commenced an action in the Law Division of the Superior Court of the State of New Jersey for the County of Essex ("New Jersey State Court") against the Company. The complaint alleges that the Company entered into an agreement with Omega that required the Company to purchase 112,500 shares of the Company's common stock held by Omega (the "Shares") at $2.00 per share and pay Omega ten percent (10%) interest on a certain promissory note, if the offer and sale of the Shares were not registered under the Securities Act of 1933, as amended, by May 1, 2001. Omega alleges that the Company has breached the Agreement by, among other things, not registering the Shares by May 1, 2001. Omega seeks recovery of damages in the amount of $247,500 and attorneys' fees.

     On June 3, 2002, the Omega action was removed from New Jersey State Court to United States District Court for the District of New Jersey ("New Jersey Federal Court"). On June 14, 2002, the Company filed an answer which generally denied the allegations of Omega's complaint. On October 22, 2002, the action was transferred from New Jersey Federal Court to the Middle District of Florida. The Company believes that it has meritorious defenses to each of the claims asserted in the complaint and intends to vigorously defend this lawsuit.

[7] INCOME TAXES

     The Company has significant net operating loss carryforwards. Certain net operating losses are subject to maximum annual utilization of approximately $181,000. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). The utilization of the NOL carryforward is uncertain due to the Company's current and expected results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense/benefit has been recognized at September 30, 2002.

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

     The following discussion includes the results of operations of Corpus Christi Acquisition, LLC ("CCA"). Effective September 30, 2002, the Company sold all of its interest in CCA to Dolphin Medical Inc. ("Dolphin"). The Company conducted its operations at its Calallen Regional Cancer Center (the "Texas Center") in Corpus Christi, Texas through CCA. As a result of the sale of the interest to Dolphin, the Company will no longer provide services at the Texas Center. See note 4 to the Financial Statements.


THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

     The Company's primary source of revenue is derived from patient services. We also receive revenue from rental income and management fees, which account for less than 1.0% of our total revenues. Revenue for the third quarter ended September 30, 2002 totaled $6.0 million, an increase of $212,000 (or 3.7%) as compared to the same period of the preceding year. Our revenue growth is attributable to an increase in diagnostic services, primarily Positron Emission Tomography ("PET"), and an increase in the number of treatments performed at the Texas Center. PET scans increased by 58% (which accounted for increased revenue of $160,000) and the number of treatments performed at our Texas Center increased by 27% (which accounted for increased revenue of $141,000). Revenue for our California and Florida centers declined compared to the same quarter last year by $13,000 and $55,000, respectively.

OPERATING EXPENSES

     Operating expenses totaled $6.6 million for the third quarter ended September 30, 2002, an increase of $135,000 (or 2.1%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                                     PERCENTAGE OF OUR          PERCENTAGE OF OUR
     EXPENSES                                          2002 REVENUES              2001 REVENUES
     --------                                          -------------              -------------

     1.  Salary and Benefits                                33%                        28%
     2.  Medical Supplies and Services                      23%                        22%
     3.  General and Administrative Expense                 37%                        41%
     4.  Depreciation and Amortization                      10%                        21%

     Expenses for salaries and benefits totaled $2.0 million for the third quarter ended September 30, 2002, an increase of $347,000 (or 21.5%) as compared to the same period of the preceding year. The salaries and benefits expense at our Florida and Texas treatment centers increased by $136,000 and $101,000, respectively, due principally to the employment of additional professional staff required by the increase in average daily treatments and the replacement of temporary professional staff (temporary staffing costs are recorded as general and administrative expense). Salary and benefit expenses also increased at our California treatment centers by $77,000, due to the employment of permanent professional staff to replace temporary professional staff.

     Expenses for medical supplies and services totaled $1.4 million for the third quarter ended September 30, 2002, an increase of $117,000 (or 9.3%) as compared to the same period of the preceding year. Our medical service fees increased by $94,000 due to an increase in the amount retained by our affiliated physician practices under medical services agreements. The increase in the amount retained by our affiliated physician practices is directly attributable to the growth in net patient revenue. In addition, the medical supplies for our mobile PET scanner increased by $36,000 due to an increase in the number of scans performed.

     General and administrative expenses totaled $2.7 million for the third quarter ended September 30, 2002, an increase of $302,000 (or 12.7%) as compared to the same period of the preceding year. Legal and accounting fees declined by $252,000 compared to the previous year quarter and $121,000 compared to the previous year nine-month period. The legal and accounting fees decreased principally due to costs in the prior year period associated with the Company's obligation to register the offer and sale of securities held by certain investors of the Company. Also during 2002, the Company accrued the annual legal and accounting fees on a pro-rata basis throughout the year. The cost for temporary professional staff decreased by $53,000 as the Company replaced temporary professional staff with permanent employees. The Company experienced increased operating expenses at all facilities for insurance of $56,000, for equipment leases of $96,000 and for rent of $20,000. In September 2002, the Company recorded a reserve for uncollectible accounts receivable of $488,000. The accounts receivable were for patient fee services performed in 2001.

     Operating expenses for depreciation and amortization totaled $597,000 for the third quarter ended September 30, 2002, a decrease of $631,000 (or 51.4%) as compared to the same period of the preceding year. The change in depreciation and amortization expense is comprised of adjustments to the 2001 depreciation and amortization expense, a decrease in goodwill amortization and an increase in the 2002 depreciation expense for the purchase of new equipment. In 2001, the Company recorded the following adjustments: (i) $225,000 adjustment to depreciation expense to properly depreciate leasehold improvements over the life of the lease and (ii) $217,000 to fully expense the cost of software development which was inoperable. In 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, which does not require the amortization of goodwill unless it is determined that goodwill has been impaired. The goodwill amortization recorded for the three months ended September 30, 2002 and 2001 was zero and $240,000, respectively. The Company purchased new equipment of $2.7 million in 2001 and $2.1 million in the second quarter of 2002, which increased depreciation expense by $159,000 in the third quarter of 2002

LOSS FROM OPERATIONS

     The loss from operations totaled $632,000 for the third quarter ended September 30, 2002, as compared to a loss of $707,000 for the same period of the preceding year. The Company recorded an increase in revenue of nearly $211,000 while comparable operating expenses, excluding adjustments, increased by $185,000. The Company's operating expenses in 2002 benefited from a change in the recording of goodwill amortization, which reduced operating expenses by $240,000 compared to the prior year period. Operating expenses in 2002 were increased by the recording of a reserve for uncollectible accounts receivable of $488,000.

     The profitability of the Company's base and incremental revenue was affected by the below standard contribution margins for the California treatment centers. The contribution margins were reduced by the excess costs of temporary professional staff (a temporary professional technician costs nearly twice that of a permanent employee) of $114,000 and the cost resulting from the under-utilization of patient treatment capacities of $360,000.

OTHER INCOME/EXPENSE

     Net other income totaled $52,000 for the third quarter ended September 30, 2002, as compared to net other expense of $1.7 million for the same period of the preceding year. Net other income/expense is comprised of interest expense, gain/loss on the sale of assets, and non-operating adjustments.

     Interest expense for the third quarter ended September 30, 2002 totaled $679,000, an increase of $137,000 (or 25.3%) compared to the same period of the preceding year. The increase in interest expense was due to two factors: (i) an increase in short-term interest bearing debt; and (ii) the interest expense of $58,000 recorded for amortization of the original issue discount assigned to warrants issued with the convertible promissory note. The interest expense assigned to the warrants was a non-cash charge.

     In September 2002, the Company sold Corpus Christi Acquisition, LLC to Dolphin Medical, Inc. and recorded a gain of $1.0 million on the sale. In July 2002, we entered into an agreement to sell and leaseback the Valley Regional Cancer Center #1; a gain of $200,000 was recorded on the sale. In September 2001, the Company recorded a loss of $447,000 on disposal of certain equipment, which had been held in storage and deemed to have no useable value in the business or any recoverable value from sale to a third party.

     In September 2001, the Company recorded the following adjustments: (i) a write-off of $531,000 for the non-recoverable management fees and reimbursable expenses under the Kaiser Permanente contract and (ii) the full amortization of capitalized financing expenses of $146,000.

NET LOSS

     The Company recorded a net loss of $175,000 for the third quarter ended September 30, 2002, as compared to a $2.3 million loss for the same period of the preceding year. The decrease in the amount of the net loss is principally due to: (i) the gain on sale of assets in 2002 totaling $1.3 million; (ii) a change in the recording of goodwill amortization, which reduced operating expenses by $240,000; (iii) the loss on the disposal of assets in 2001 of $447,000; and (iv) the write-down and write-off of certain assets in 2001 (principally computer software, leasehold improvements, and capitalized loan fees) of $684,000.

NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK

     The net loss attributable to the holders of our common stock amounted to $250,000 or $.03 per common share for the three months ended September 30, 2002. Cash dividends in the aggregate amount of $75,000 paid during the three months ended September 30, 2002 reduced the amount of net income attributable to the holders of our common stock.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

     The Company's primary source of revenue is derived from patient services. The Company also receives revenue from rental income and management fees, which account for less than 1.0% of our total revenues. Revenue for the nine months ended September 30, 2002 totaled $19.6 million, an increase of $2.3 million (or 13.6%) as compared to the same period of the preceding year. Our revenue growth is attributable to an increase in diagnostic services. PET scans increased by 119% which accounted for increased revenue of $961,000. The increase in the number of treatments performed at the Florida and Texas Center accounted for increased revenue of $1.3 million and $340,000, respectively. Revenue for our California treatment centers declined from the previous year by $141,000.

OPERATING EXPENSES

     Operating expenses totaled $19.1 million for the nine months ended September 30, 2002, an increase of $2.2 million (or 13.3%) as compared to the same period of the preceding year.

     Operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and
(iv) depreciation and amortization. Set forth on the chart below is the percentage of our revenues consumed by each of our operating expenses.

                                              PERCENTAGE OF OUR    PERCENTAGE OF OUR
EXPENSES                                        2002 REVENUES        2001 REVENUES
--------                                        -------------        -------------

1.   Salary and Benefits                             28%                  27%
2.   Medical Supplies and Services                   23%                  22%
3.   General and Administrative Expense              35%                  34%
4.   Depreciation and Amortization                    9%                  15%


     Expenses for salaries and benefits totaled $5.5 million for the nine months ended September 30, 2002, an increase of $766,000 (or 16.3%) as compared to the same period of the preceding year. The salaries and benefits expense at our Florida and Texas treatment centers increased by $566,000 and $99,000, respectively, due principally to the employment of additional professional staff required by the increase in the number of treatment performed and professional staff previously retained on a consulting agreement with the local hospital. Salary and benefit expenses also increased at our California treatment centers by $171,000 due to the replacement of temporary professional staff (temporary staffing costs are recorded as general and administrative expense) with permanent employees. Salary and benefit expenses decreased by $72,000 for administrative staff due to the management reorganization and staff reductions in the third quarter of 2001.

     Expenses for medical supplies and services totaled $4.6 million for the third quarter ended September 30, 2002, an increase of $808,000 (or 21.2%) as compared to the same period of the preceding year. Our medical service fees increased by $566,000 due to an increase in the amount retained by our affiliated physician practices under medical services agreements. The increase in the amount retained by our affiliated physician practices is directly attributable to the growth in net patient revenue. In addition, the medical supplies for our mobile PET scanner increased by $244,000 due to an increase in the number of scans performed.

     General and administrative expenses totaled $7.4 million for the nine months ended September 30, 2002, an increase of $1.5 million (or 24.8%) as compared to the same period of the preceding year. The cost for temporary professional staff increased by $917,000 due to two factors: (i) the increase in average daily treatments which required the employment of additional professional staff; and (ii) the shortage of therapists and physicists which required the use of temporary employees rather than permanent employees. In addition, the increase for general and administrative expenses is attributable to an increase in operating expenses at all facilities for rent of $53,000, for insurance of $150,000, and for repairs and maintenance of $95,000. In September 2002, the Company recorded a reserve for uncollectible accounts receivable of $488,000. The accounts receivable was for patient fee services performed in 2001.

     Operating expenses for depreciation and amortization totaled $1.7 million for the nine months ended September 30, 2002, a decrease of $911,000 (or 35.0%) as compared to the same period of the preceding year. The change in depreciation and amortization expense is comprised of adjustments to the 2001 depreciation and amortization expense, a decrease in goodwill amortization and an increase in depreciation expense for the purchase of new equipment. In 2001, the Company recorded the following adjustments: (i) $225,000 adjustment to depreciation expense to properly depreciate leasehold improvements over the life of the lease and (ii) $217,000 to fully expense the cost of software development which was inoperable. The Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, which does not require the amortization of goodwill unless it is determined that goodwill has been impaired. The goodwill amortization recorded for the nine months ended September 30, 2002 and 2001 was zero and $720,000, respectively. The Company purchased new equipment of $2.7 million in 2001 and $2.1 million in the second quarter of 2002, which increased depreciation expense by $347,000 for the first nine months of 2002.

INCOME FROM OPERATIONS

     Income from operations totaled $511,000 for the nine months ended September 30, 2002, an increase of $100,000 (or 24.3%) as compared to the same period of the preceding year. The Company recorded an increase in revenue of nearly $2.3 million while comparable operating expenses for 2002, excluding adjustments, increased by $2.8 million. The Company's operating expenses for 2002 benefited from change in recording goodwill amortization, which reduced operating expenses by $720,000. Operating expenses in 2002 were increased by the recording of a reserve for uncollectible accounts receivable of $488,000.

     The profitability of the Company's base and incremental revenue was affected by the below standard contribution margins for the California treatment centers and the costs of temporary professional staff. The contribution margins were reduced by the excess costs of temporary professional staff (a temporary professional technician costs nearly twice that of a permanent employee) of $455,000 and the cost resulting from the under-utilization of the California patient treatment capacities of $645,000.

OTHER INCOME/EXPENSE

     Net other expense totaled $454,000 for the nine months ended September 30, 2002, as compared to $3.0 million for the same period of the preceding year. Net other expense is comprised of interest expense, gain/loss on the sale of assets, and non-operating adjustments.

     Interest expense for the nine months ended September 30, 2002 totaled $1.9 million, an increase of $184,000 (or 10.8%) compared to the same period of the preceding year. The increase in interest expense was due to two factors: (i) an increase in short-term interest bearing debt; and (ii) the interest expense of $85,000 recorded for amortization of the original issue discount assigned to warrants issued with a convertible promissory note. The interest expense assigned to the warrants was a non-cash charge.

     In September 2002, the Company sold the Corpus Christi Acquisition, LLC to Dolphin Medical, Inc. and recorded a gain of $1.0 million on the sale. In July 2002, we entered into an agreement to sell and leaseback the Valley Regional Cancer Center #1; a gain of $200,000 was recorded on the sale. In September 2001, the Company recorded a loss of $447,000 on disposal of certain equipment, which had been held in storage and deemed to have no useable value in the business or any recoverable value from sale to a third party.

     In September 2001, the Company recorded the following adjustments: (i) a write-off of $531,000 for the non-recoverable management fees and reimbursable expenses under the Kaiser Permanente contract and (ii) the full amortization of capitalized financing expenses of $146,000.

     In the second quarter of 2001, the Company recorded a finance cost of $178,000. This charge recognized the cost of re-pricing common stock warrants issued to convertible debt holders at exercise prices below fair market value.


NET LOSS

     The Company recorded a net loss of $108,000 for the nine months ended September 30, 2002, as compared to the $2.7 million net loss for the same period of the preceding year. The decrease in the amount of the net loss is principally due to the following non-operating items: (i) the gain on sale of assets in 2002 totaling $1.5 million; (ii) the reserve of $488,000 in 2001 for uncollectible receivables, billed in 2001; (iii) a change in the recording of goodwill amortization, which reduced operating expenses by $720,000; (iv) the loss on the disposal of assets in 2001 of $447,000; and (v) the write-down and write-off of certain assets (principally computer software, leasehold improvements, and capitalized loan fees) of $684,000.


NET LOSS ATTRIBUTABLE TO HOLDERS OF OUR COMMON STOCK

     The net loss attributable to the holders of our common stock amounted to $333,000 or $.03 per common share for the nine months ended September 30, 2002. The cash dividends paid of $225,000 during the nine months ended September 30, 2002 reduces the net income attributable to our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has undertaken certain initiatives that it believes will increase revenues, improve cash flow and reduce debt obligations. The Company is also seeking to raise additional capital to fund certain non-operational liabilities and to provide additional liquidity to fund operational initiatives. The Company expects to increase revenues in the fourth quarter of 2002 by offering state-of-the-art treatment technologies (such as 3D Treatment Planning and Intensity Modulated Radiation Therapy) that provide advanced diagnostic treatment modalities. The Company anticipates that the ability to market and offer such advanced technologies will increase patient volume. In addition, the reimbursement rates for procedures performed by such technologies are higher than the rates the Company currently receives.

     The Company plans to raise capital by issuing equity securities or convertible debt instruments. On May 15, 2002, the Company issued (i) a note in the aggregate principal amount of $1.0 million (the "Note") and (ii) a warrant to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock (the "Warrant") for an aggregate purchase price of $1.0 million. The Company used the proceeds from the sale of the Note and the Warrant to pay certain acquisition costs fees and expenses.

     The Company also has undertaken certain other initiatives to improve its financial position, including selling certain properties (and using the proceeds to retire debt) and actively recruiting permanent professional employees to replace temporary employees (who generally cost more to retain). In regard to the former, the Company is currently marketing the Florida Cancer Center-Wells Complex Clinic and Florida Cancer Center-Palatka and intends to leaseback these centers from the purchasers in the event these properties are sold. The net proceeds from the sale of these properties will be used to retire long-term and short-term debt obligations. The Company recently sold Valley Regional Cancer Patient Care Center #1 for $1,675,000, and simultaneously leased the center back from the purchaser, and sold land located at St. Augustine, Florida for $415,000. The net proceed from these transactions were used to reduce term debt and accounts payable.

     The Company's plan also includes disposing of treatment centers that do not fit its strategic objectives and improving financial performance at under-performing treatment centers. The Company decided that its Texas Center did not fit its strategic objectives. The sale of the Texas Center reduced the Company's debt by $3.0 million and reduced negative cash flow by approximately $300,000 on an annual basis. The Company has developed plans to increase the contribution margins at its California treatment centers. The margin improvement objectives at the Valley Regional Cancer Center #1 will be achieved through marketing plans designed to increase patient census and through recruiting efforts to employ permanent professional staff. The Company has experienced significant financial losses at the St. Teresa Cancer Center in 2001 and 2002. The Company's plans to improve the financial performance include reducing operating expenses and negotiating increased patient service fees. In October 2002, the Company received notice from a principal payor that the patient service agreement, which expires in March 2003, for the St. Teresa Cancer Center would not be automatically renewed. The payor and the Company are negotiating an extension of the patient service agreement. The Company expects a favorable outcome from the negotiations. However, if the Company is unable to negotiate acceptable terms, we will evaluate discontinuing the operation of this center. The cash generated from the improved operating performance will be used to reduce short-term and long-term obligations.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of September 30, 2002, the Company's future contractual obligations are as follows:


                                             -----------------------------------------------------------------
                                                                  Payments Due by Period
------------------------------------- ------------- ---------------- ------------- ------------- -------------
Contractual Obligations                  Total      Less than 1 yr.  2-3 years     4-5 years     After 5 years
------------------------------------- ------------- ---------------- ------------- ------------- -------------
Long Term Debt-Notes Payable (1)       $13,120,018     $3,884,690      $5,617,105    $2,676,734    $  941,489
Convertible Notes Payable (2)            1,000,000      1,000,000
Operating Leases (3)                     6,756,167      1,532,400       2,719,375     1,674,168       830,224
Securities with Put Options (4)            914,664        914,664
Other Long-Term Obligations(5)           1,197,260        447,970         749,290
                                      ------------------------------------------------------------------------
Total Contractual Obligations          $22,988,109     $7,779,724      $9,085,770    $4,350,902    $1,771,713
                                      ========================================================================

(1) At September 30, 2002, the Company had twenty-nine long-term notes payable totaling approximately $10.2 million to DVI Financial Services, Inc. and approximately $2.9 million in notes payable with other equipment financing companies. Substantially all of the receivables, equipment and certain tangible assets of the Company collateralize the notes payable. Interest is charged at rates that range between 6.0% to 15.0%, and the notes mature through 2009.
(2) On May 15, 2002, the Company issued a convertible note payable to Alpine Venture Capital in the aggregate principal amount of $1.0 million. The note bears interest at the rate of 8% per annum, matures on May 15, 2003 and is unsecured. The note is convertible into 500 shares of the Company's Series H Preferred Stock.
(3) The Company leases certain facilities under various operating leases that expire through 2007. Certain real estate leases have options to renew for periods from 3-15 years.
(4) Certain of our stockholders have the right to require us to purchase an aggregate of 457,332 shares of common shares at $2.00 per share. Three shareholders own 99,164 shares and are entitled to require the Company to purchase 24,791 shares each month through January 2003. Dr. John J. Fuery, a former Director and principal shareholder owns the remaining shares. The Company is contesting the redemption of these shares in a lawsuit against Dr. Fuery, see Note 6 to Financial Statements.
(5) The Company has entered into employment agreements with Jeffrey A. Goffman, Chief Executive Officer and Richard A. Baker, Chief Financial Officer which expire May 22, 2005 and April 1, 2005, respectively. As of September 30, 2002, the Company is required to provide minimum base salaries and bonuses over the agreement term, including minimum annual increases. The employment agreement may be terminated by the Company without cause subject to a severance payment.


As of September 30, 2002, the Company's future commercial commitments are as follows:


                                                            ---------------------------------------------------------
                                                                  Amount of Commitment Expiration per Period
----------------------------------------- ----------------- ---------------- ----------------- --------- ------------

Commercial Commitments                         Total        Less than 1 yr       2-3 years      4-5 yrs   After 5 yrs
----------------------------------------- ----------------- ---------------- ----------------- --------- ------------

Lines of Credit (1)                         $ 4,258,629                         $ 4,258,629
Standby Letter of Credit (2)                    427,000         $427,000
                                          ---------------------------------------------------------------------------
Total Commercial Commitments                $ 4,258,629         $427,000        $ 4,258,629
                                          ===========================================================================

(1) The Company has entered into three separate loan and security agreements with DVI Financial Services, Inc. ("DVI"), the beneficial owner of more than 5% of our voting securities, pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under this credit facility is $4.3 million, with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% to 2.25% over the prime lending rate. On December 27, 2001, the Company and DVI agreed to amendments to the loan and security agreements, which extend the maturity dates for the lines of credit to June 2004. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At September 30, 2002, we had approximately $4.3 million of borrowings under this credit facility of which $200,000 was a loan exceeding the borrowing base. On November 12, 2002, the Company paid the over-advance on the borrowing base.

       The Company was not in compliance with the certain covenant provisions of the credit agreement (current ratio and debt coverage ratios) in the third quarter of 2002. DVI granted the Company a waiver for the covenant provisions in the third quarter. The Company and DVI are discussing modifying the covenant provisions to better reflect the Company's current and expected operating performance. However, the Company cannot give any assurance that it will reach agreement with DVI on terms favorable to the Company.

       During September 2002, the Company utilized the cash equivalent securities, pledged as collateral, of $1.0 million to liquidate the Merrill Lynch line of credit.

(2) Marcap Corporation is the beneficiary of a standby letter of credit in the amount of $400,000 as collateral for a note payable.

CASH AND CASH EQUIVALENTS

     As of September 30, 2002, the Company had: (i) cash and cash equivalents of approximately $478,000 (a decrease of $504,000 from September 30, 2001); and
(ii) a working capital deficit of approximately $6.9 million (an increase of approximately $3.1 million from September 30, 2001). Of our current liabilities at September 30, 2002, lines of credit total approximately $4.2 million. The cash requirements for these credit lines are limited to monthly interest payments and payments to reduce the credit lines to the available borrowing base.

     Net cash provided by our operations totaled $437,000 for the nine-month period ended September 30, 2002. Our net cash provided consists of: (i) our net income before depreciation of $799,000 and (ii) our non-cash and operating asset and liability adjustments of $362,000.

     During the first nine months of 2002, our investing activities utilized $2.4 million of cash for the purchase of property and equipment. We invested $2.0 million in new medical equipment (linear accelerator, 3D treatment planning, and IMRT) at our Valley Regional Cancer Center 1, in Modesto, California. The Company sold two properties (St. Augustine land and the Valley Regional Cancer Center 1) during 2002, which provided net cash proceeds of $2.0 million. The proceeds from the sale were used to reduce short-term and long-term obligations.

      The Company's principal financing activities during the first nine months of 2002 included raising capital to finance acquisition investments and securing debt capital for investments in new medical equipment to increase revenue and cash flow. The Company raised $1.0 million through the issuance of the Notes and Warrants. The Company also financed the purchase of equipment with $2.3 million of secured debt from DVI Financial Services, Inc. We utilized the proceeds from short-term borrowing of $579,000 to finance business operations. Cash generated from our financing and operating activities was used for the payment of long-term debt of $3.1 million, redemption of common stock of $397,000 and payment of preferred dividends of $225,000.

     The Company believes that cash to be provided by its operating activities will enable it to meet the anticipated cash requirements of its operations for the next twelve months. However, the payment of costs associated with the Coastal acquisition ($520,000) and payment for the redemption of common stock ($397,000) has reduced cash available for meeting operating requirements. In addition, certain shareholders of the Company have the right to require us to purchase an aggregate of 99,164 shares of common stock of the Company at $2.00 per share. The Company believes that it will have to secure additional financing to meet the future cash requirements for the stock redemption and the cost associated with the Coastal acquisition. There is no assurance that such additional financing will be available on satisfactory terms, if at all.


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

     The Company is near completion of a due diligence review in connection with the Coastal transaction. At September 30, 2002, the Company has incurred acquisition costs totaling $520,000. These acquisition costs have been capitalized and recorded as non-current Other Assets. In the event the Coastal transaction is not consummated, the capitalized acquisition costs will be expensed.

     In September 2002, the Company and Florida Radiation Oncology Group ("FROG") entered into a letter of intent with respect to the acquisition of all of the assets for the radiation oncology business of Southside Medical and Radiation Technologies, LLC ("Southside"). The Company and FROG would each own a 50% interest in the assets, liabilities, and future earnings or losses of Southside. Southside owns, operates and manages a medical and radiation oncology treatment center in Jacksonville, Florida. The Company expects the purchase price of the acquisition to be approximately $5.5 million, all of which would be payable in cash. The purchase price of the acquisition is subject to adjustment upon completion of certain due diligence procedures. The transaction contemplated by the letter of intent is subject to several material conditions including, among others, the receipt of necessary financing, the approval of the Company's Board, the negotiation of definitive documentation and the satisfactory completion of due diligence. There can be no assurance that this transaction will be completed or that if completed, the terms will not change.

ITEM 3.  CONTROLS AND PROCEDURES


     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.


     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Financial Statements.


ITEM 2.  CHANGES IN SECURITIES

     The Company issued no securities during the quarter ended September 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the third quarter ended September 30, 2002, the Company was not in material default on any indebtedness exceeding five (5%) of its assets or dividends payable on its Series C, D and E Preferred Stock.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the third quarter ended September 30, 2002, no matters were submitted to a vote of the Company's shareholders.


ITEM 5.  OTHER INFORMATION

     On November 7, 2002, Gerald D. Boyajian, Vice President and Chief Operating Officer of the Company, submitted his resignation, effective December 6, 2002. Mr. Boyajian plans to pursue other business opportunities. The Company plans to eliminate the position of Chief Operating Officer and restructure the duties and responsibilities associated with this position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On October 4, 2002, the Company filed a current report on Form 8-K reporting under Item 5 that its wholly-owned subsidiary, U.S. Cancer Care, Inc. granted DVI Financial Services, Inc. an option to purchase 100% of the issued and outstanding membership interest in Corpus Christi Acquisition, LLC, in exchange for 837,758 shares of Company's common stock owned by DVI.

         On November 8, 2002, the Company filed a current report on Form 8-K reporting under Item 5 that, DVI assigned its right to exercise the option to Dolphin Medical, Inc. to purchase 100% of the issued and outstanding membership interest in Corpus Christi Acquisition, LLC from the Company's wholly-owned subsidiary, U.S. Cancer Care, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ONCURE TECHNOLOGIES CORP.


Dated: November 14, 2002       By: /s/ Jeffrey A. Goffman
                                   ----------------------
                               Jeffrey A. Goffman
                               President, Chief Executive Officer and Director

                               /s/ Richard A. Baker
                               --------------------
                               Richard A. Baker
                               Senior Vice President and Chief Financial Officer

SECTION 302 CERTIFICATIONS

I, Jeffrey A. Goffman, certify that:

(1) I have review this quarterly report on Form 10-QSB of OnCure Technologies Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        By: /s/ Jeffrey A. Goffman
                                           -----------------------
                                        Jeffrey A. Goffman
                                        President and Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, Richard A Baker, certify that:

(1) have review this quarterly report on Form 10-QSB of OnCure Technologies
Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                              By: /s/ Richard A. Baker
                                 ---------------------
                              Richard A. Baker
                              Senior Vice President and Chief Financial Officer