Form 10KSB
period 2002-12-31
ONCURE TECHNOLGIES CORP
filed 2003-04-11
CIK 1039646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                     Common Stock, $.001 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $25,615,025.

As of March 28, 2003, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock on the OTC Bulletin Board on such date, was $2,659,153. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 28, 2003, the number of shares outstanding of the registrant's common stock was 8,863,843.

   TABLE OF CONTENTS

     PART I                                                                                                    PAGE
     ITEM 1.     DESCRIPTION OF BUSINESS..........................................................................1
     ITEM 2.     DESCRIPTION OF PROPERTY.........................................................................17
     ITEM 3.     LEGAL PROCEEDINGS...............................................................................19
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................20

     PART II

     ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER................................................21
     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION ......................................22
     ITEM 7.     FINANCIAL STATEMENTS............................................................................31
     ITEM 8.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............31

     PART III

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT..............................................32
     ITEM 10.    EXECUTIVE COMPENSATION..........................................................................35
     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS.................................................................38
     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............................................44
     ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................................................47
     ITEM 14.    CONTROLS AND PROCEDURES.........................................................................49

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

INTRODUCTION
------------

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

OVERVIEW

         The Company owns, operates and manages twelve (12) radiation cancer treatment centers. Our centers are designed and equipped to provide patients locally with the latest advances in radiation therapy and diagnostic testing on an outpatient basis. We do not own physician practices nor do we maintain any control over the provision of medical services at our centers. We contract with physician groups to provide all of the medical care at our facilities and we provide to their affiliated physicians capital and management resources, including clinical management, billing and collection, data warehousing and other administrative services. Our relationship with our affiliated physicians is structured based upon our earnings model, which we believe appropriately aligns our economic interests with those of our affiliate physicians. See "Management's Discussion and Analysis or Plan of Operations." In addition to our fixed site centers, we also own a mobile Positron Emission Tomography unit, a mobile CT Scan 3-Dimensional Treatment Planning system and two mobile High Dose Rate Brachytherapy units.

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

CALIFORNIA

-------------------------------------------------------------------------------------------------------
FACILITY                                                   CAPACITY TO TREAT ON A DAILY BASIS
-------------------------------------------------------------------------------------------------------
EAST BAY REGIONAL CANCER CENTER                                        80 patients
1034 A Street
Hayward, CA 94541
-------------------------------------------------------------------------------------------------------
ST. TERESA COMPREHENSIVE CANCER CENTER                                 40 patients
4722 Quail Lakes Drive
Stockton, CA 95207
-------------------------------------------------------------------------------------------------------
SONORA CANCER CENTER                                                   40 patients
1 South Forest Road
Sonora, CA 95370
-------------------------------------------------------------------------------------------------------
TURLOCK REGIONAL CANCER CENTER                                         40 patients
1051 East Tuolumne Road, Suite 103
Turlock, CA 95682
-------------------------------------------------------------------------------------------------------
VALLEY REGIONAL CANCER CENTER                                          80 patients
1316 Nelson Avenue
Modesto, CA 95350
-------------------------------------------------------------------------------------------------------

FLORIDA

-------------------------------------------------------------------------------------------------------
FACILITY                                                  CAPACITY TO TREAT ON A DAILY BASIS
-------------------------------------------------------------------------------------------------------
FL CANCER CENTER - BEACHES                                             40 patients
1375 Roberts Drive
Jacksonville Beach, FL 32250
-------------------------------------------------------------------------------------------------------
FL CANCER CENTER - ORANGE PARK                                         40 patients
2161 Kingsley Ave.
Orange Park, FL 32073
-------------------------------------------------------------------------------------------------------
FL CANCER CENTER - PALATKA                                             80 patients
600 Zeagler Drive
Palatka, FL 32178
-------------------------------------------------------------------------------------------------------
FL CANCER CENTER - ST. JOHNS                                           40 patients
300 Health Park Blvd., Suite 1008
St. Augustine, FL 32086
-------------------------------------------------------------------------------------------------------
FLORIDA CANCER CENTER - IMRT                                           40 patients
WELLS COMPLEX CLINIC
3599 University Blvd. S., Suite 1500
Jacksonville, FL 32216
-------------------------------------------------------------------------------------------------------
RADIATION ONCOLOGY CENTER OF BRADENTON                                 80 patients
6215 21st Ave. W., Suite B
Bradenton, FL 34209
-------------------------------------------------------------------------------------------------------
SOUTHSIDE CANCER CENTER                                                40 patients
5742 Booth Road
Jacksonville, FL 32216
-------------------------------------------------------------------------------------------------------

         The Company's centers in Beaches, Orange Park, Palatka, Southside and Stockton are "comprehensive" cancer treatment centers. Our comprehensive centers provide radiation therapy and diagnostic radiology, see "Radiation Therapy Treatment for Cancer."

         In addition to the twelve (12) treatment facilities we operate and manage, we own a mobile Positron Emission Tomography ("PET") scanner, which is utilized to perform diagnostic tests on our cancer patients. PET is a highly advanced nuclear medicine diagnostic study that involves the injection of radioactive isotopes into a patient to obtain images of the metabolic physiologic processes. The application of PET in the detection of cancer has become significant in the last two years, as it is the first diagnostic procedure that can detect and monitor a patient's malignancies. Our mobile PET scanner services all six of our facilities in the Jacksonville area and two large hospitals in Jacksonville and is the first of its kind to be licensed in the State of Florida.

         We also own a mobile CAT-Scan Treatment Planning ("CT") system. CT involves the use of a computer scan to visualize tumors in a three dimensional format. Our Mobile CT scanner services five of our facilities in the Jacksonville area.

         We also own two High Dose Rate Brachytherapy ("HDR") units. HDR is a time tested and safe method to treat cancer by providing high doses of radiation directly to a tumor while sparing healthy tissue and surrounding organs. Our mobile HDR unit services all five of our centers in Northern California: East Bay Regional Cancer Center (Hayward), St. Teresa Comprehensive Cancer Center (Stockton), Valley Regional Cancer Center (Modesto), Sonora Cancer Center (Sonora) and Turlock Regional Cancer Center. Our other HDR unit is located in our Radiation Oncology Center of Bradenton.

         We currently provide Intensity Modulated Radiation Therapy ("IMRT") at four of our centers located in Jacksonville, Florida (Wells Complex Clinic, Orange Park, St. Johns, and Palatka) and the Valley Regional Cancer Center located in Modesto, California. In 2003 we plan to implement additional IMRT services at our FL Cancer Center - Beaches and Radiation Oncology Center of Bradenton. IMRT is a state-of-the-art cancer treatment method that delivers high doses of radiation directly to cancer cells. By targeting tumors more precisely than is possible with conventional radiotherapy, IMRT can deliver higher radiation doses directly to cancer cells while sparing surrounding healthy tissue.

         We also provide exclusive radiation oncology services to Kaiser Permanente members in Hayward, Modesto, Stockton and Turlock, California through several agreements with The Permanente Medical Group, Inc. Kaiser is a not-for-profit group-practice health maintenance organization that has over three million members in its enrollment in Northern California. Kaiser also operates 45 hospitals and clinics in Northern California.

CANCER AND ITS TREATMENT

         We believe that the market for radiation therapy services in the United States is large and growing. Cancer is the second leading cause of death in the United States and is responsible for one out of every four deaths. According to the American Cancer Society, nearly 17 million new cancer cases have been diagnosed since 1990 and approximately 1.3 million new cancer cases will be diagnosed in 2003. In addition, the American Cancer Society states that the National Institutes of Health estimates that approximately $61 billion was spent for direct medical costs (the total of all health expenditures) related to cancer in 2002.

         Cancer consists of a group of more than 100 complex diseases characterized by the uncontrolled growth and spread of abnormal cells. Oncologists provide cancer care by utilizing the treatment modalities of chemotherapy, radiation therapy, surgery and immunotherapy. Radiation therapy involves the use of radiation energy to destroy cancer cells. Radiation therapy is used to cure cancer by destroying cancer cells and, where curing the cancer is not possible, as a palliative treatment to eliminate pain, avoid hemorrhage, prevent pathological bone fractures and other symptoms associated with metastasized cancer. Radiation therapy is often curative with patients in whom a cancer is localized and has not metastasized. Most patients that receive radiation therapy will experience short-term side effects. Some patients will experience chronic or long-term side effects. The severity of both short-term and long-term side effects varies among patients and depends on the part of the body treated and the type of cancer involved.

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

         The radiation therapy centers we own and manage focus on providing radiation oncology treatment to cancer patients on an outpatient basis. Radiation therapy treatment is performed with a linear accelerator, which uses high-energy photons and/or electrons to destroy the tumor with minimal effect on the area surrounding the tumor site. Treatment courses will usually last from two to six weeks, during which time the patient is examined and monitored by a radiation oncologist, a radiation therapist (a professional trained in the planning and delivery of radiation therapy) a dosimetrist, a physicist, and an oncology nurse (a professional nurse trained in the care and treatment of patients undergoing cancer therapy).

COMPANY STRATEGY

Focus on Radiation Therapy
--------------------------

         We believe that an opportunity exists to build a national outpatient radiation therapy center network company in partnership with affiliated radiation oncologists focusing primarily on outpatient therapy. We base our belief on several characteristics of the oncology market. First, cancer patients are a large, well-defined and growing population that require regular costly medical intervention over a period of months or years. Of this population, approximately one-half of the individuals diagnosed with cancer receive at least one radiation therapy treatment course, and sometimes several courses. Second, a relatively small number of highly trained specialized oncologists are responsible for treating this large portion of the cancer patient population. Third, managed care and other payors are increasingly aware of the need for more coordinated, cost-effective cancer care. Fourth, the outpatient radiation therapy market is highly fragmented with no dominant providers.

OPERATING STRATEGY

         Our operating strategy consists of two key components. The first is to affiliate with reputable radiation oncology and medical oncology groups or major hospital and payor networks on joint venture outpatient facilities. The second is a geographically concentrated outpatient network model.

Joint Venture Strategy
----------------------

         Under our joint venture strategy, we begin by developing a center (preferably a comprehensive treatment center) and funding all of its development costs except those related to the land/building. We then provide radiation therapy services for the hospital and payor networks in that area.

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

         Our objective for our Hayward and Stockton facilities is to capture non-Kaiser business in those regions.. This strategy will decrease our reliance on Kaiser's patient base at those facilities. We have begun to accomplish this objective at our Stockton facility through development of patient referral relationships with medical oncology groups.

         We currently have implemented our strategy of affiliating with reputable medical oncology groups by leasing space to medical oncology groups at our cancer centers in Stockton, Southside, Orange Park, Beaches, St. Augustine and Palatka.

Concentrated Outpatient Network Strategy
----------------------------------------

         Under our geographically concentrated outpatient network strategy, quality radiation therapy services are provided by our affiliated physicians to a large population of cancer patients. We accomplish this through a centralized cancer facility that will treat a majority of the cancer patients in the area by providing the most sophisticated cancer therapy services. Within a certain radius of the central cancer facility, we will have smaller satellite facilities that provide basic, less technologically advanced services. This "hub and spoke" network model provides us with the means of facilitating managed care contracts by providing the widespread geographic coverage that managed care providers seek for their members.

         We are currently implementing this network model in Northern California through our outpatient radiation therapy centers located in Hayward, Modesto, Sonora, Stockton and Turlock. Our Modesto facility serves as our centralized center in Northern California. The physician groups at our facilities in Hayward, Sonora, Stockton and Turlock use the Modesto facility to provide certain treatment modalities that are not available at their local facilities. We are also implementing this network model in Florida where our Orange Park center serves as our comprehensive center and our outpatient radiation therapy centers located in St. Augustine, Palatka, Jacksonville and Jacksonville Beach serve as our "satellite facilities."

         As noted above, we also own three (3) mobile units (PET scanner, CT scanner and HDR treatment unit). Each of these scanners contributes to our geographically concentrated outpatient network model by providing certain diagnostic and treatment modalities that are not available at some of our centers.

INTERNAL GROWTH

         After we develop or acquire an outpatient radiation therapy center and establish an affiliation with a radiation oncology group in a particular market, we seek to expand market share and patient volume by:

         o offering new state-of-the-art technologies (such as 3D Treatment Planning, Intensity Modulated Radiation Therapy, Positron Emission Tomography and Brachytherapy) not available in that area.

         o  entering into new managed care contracts; and

         o  increasing and improving marketing efforts.

         In addition, the newly acquired or developed radiation therapy center will utilize our management information system. The use of our management information system will eliminate a significant portion of the administrative duties associated with a radiation oncologist's practice. This enables the radiation oncology group affiliated with the center to serve patients and payors more effectively and increase local market presence.

MANAGEMENT INFORMATION SYSTEM

         We provide each of our treatment centers with our comprehensive radiation oncology management information system. The system is an internet, local area network practice tool, that provides our treatment centers with three distinct functions: (i) clinical management; (ii) billing and collection; and
(iii) data warehousing.

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

         The data warehouse function is designed to report at all levels including patient level, physician level, center level, regional level and corporate level. The data warehouse function has the following reporting and analysis capabilities:

         o  market analysis;

         o  managed care contracting;

         o  strategic planning;

         o  accounts receivables;

         o  profitability; and

         o  trending.

         We believe that OnCure's management system is as sophisticated and less costly than other computerized information systems used in the radiation oncology industry. Accordingly, we believe that the utilization of our proprietary system will better enable us to effectively manage growth. In addition, we believe that by allowing nonaffiliated centers to use our management information system, we will be able to establish a relationship with such centers, thereby increasing the potential for an acquisition or management agreement with such centers.

         The Company plans to design numerous enhancements to the management information system in 2003. The clinical management function will be expanded to meet the specialized needs of medical oncology, as well as radiation oncology, consistent with the Company's strategy to partner with medical oncologists. Our design plans include migration of our system to a sequel server platform to increase processing speeds and to enhance system expandability for business growth. Our design plans also include enhancement of our system's functionality in the following areas: billing capture and extraction, electronic interchange with payors, clinical management, and management reporting.

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

AFFILIATION WITH LEADING RADIATION ONCOLOGY GROUPS, HOSPITALS AND MEDICAL ONCOLOGY GROUPS

         Currently, we are not in the process of establishing any additional affiliations except with a leading radiation oncology group in Mission Viejo, California (see Acquisitions and New Developments). However, we hope to establish additional affiliations with leading radiation oncology groups, medical oncology groups and hospitals in the future. We will seek the following characteristics in potential candidates:

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

NEGOTIATE/EXPAND MANAGED CARE RELATIONSHIPS

         We believe that managed care will continue to be an important factor in the healthcare industry. We also believe that managed care companies and other third-party payors increasingly will prefer to contract for services with fewer vendors on a national or regional basis, and that the development of regional networks of established radiation oncology facilities will provide our affiliated facilities with a competitive advantage in securing such contracts on more favorable terms. We anticipate identifying desirable managed care contracts and network affiliations, evaluating existing third-party relationships and assisting the groups in establishing and expanding managed care relationships.

FINANCIAL SERVICES; ADMINISTRATIVE SERVICES; PERSONNEL MANAGEMENT

         We attempt to improve the operating and financial performance of each radiation therapy center we acquire or manage. We develop a budget that involves the adoption of financial controls and cost containment measures. We evaluate the addition of advanced technologies to a center from a cost/benefit perspective. We provide comprehensive financial analyses to the affiliated radiation oncologist group and each radiation therapy center in connection with managed care contracting. We provide billing, collection, reimbursement, tax and accounting services and implement a cash management system.

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

         We employ and manage all non-physician personnel of the radiation oncology group, including dosimetrists, medical physicists, radiation therapists and oncology nurses, as well as management information services, human resources, secretarial and other administrative personnel. We evaluate these employees, make staffing decisions, provide and manage employee benefits and implement personnel policies and procedures. We also provide administrative services to the physician group's employees, and in certain instances provide leased labor (non-medical) to physician groups.

COST CONTAINMENT AND OPERATING EFFICIENCIES

         The operation of an outpatient radiation therapy center includes a high percentage of fixed costs and a low percentage of variable costs. As a result, the operating leverage of a center may be very high with revenues in excess of fixed costs.

         With respect to each of our outpatient radiation therapy centers, we implement an internal financial and accounting control system to consolidate administrative, accounting and purchasing functions. We accomplish cost reduction by:

         o capitalizing on economies of scale arising from our ability to negotiate discounts with both service, equipment and medical supply vendors as a result of consolidated purchasing power;

         o centralizing human resources, accounting, billing and collection activities on a regional basis, resulting in a reduction of labor costs.

MEDICAL ADVISORY BOARD

         Our Medical Advisory Board is open to all physicians who are affiliated with the Company's cancer centers. Currently, there are 16 members on the Medical Advisory Board. Two of the seven members also serve on our Board of Directors (Drs. Paryani and Wells) and the Chairman of the Medical Advisory Board is the Chairman of our Board of Directors (Dr. Paryani). The primary function of the Medical Advisory Board is to:

         o develop and adopt clinical policies, procedures and protocols to be implemented in the independent radiation therapy centers or to be used by the affiliated hospitals or the affiliated radiation oncology groups;

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

         We seek to operate and manage additional outpatient radiation therapy centers through various acquisitions. We anticipate that each of our centers will be designed and equipped to provide substantially all of the outpatient diagnostic and treatment programs necessary to treat a cancer patient with radiation therapy. We intend for our centers to provide many oncology services, all of which are typically found only at university medical centers, including some or all of the following:

         o INTENSITY MODULATED RADIATION THERAPY. IMRT is a state-of-the-art cancer treatment method that delivers high doses of radiation directly to cancer cells. By targeting tumors more precisely than is possible with conventional radiotherapy, IMRT can deliver higher radiation doses directly to cancer cells while sparing surrounding healthy tissue.

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

         o PROSTATE IMPLANTATION, which involves the use of Palladium "seeds" and other radioactive implants (radioactive isotopes) in the treatment of prostate cancer.

         o STRONTIUM 89 INJECTION, which is a radioactive injection therapy for widespread bone disease.

         o RADIOIMMUNOTHERAPY, involves the use of specific antibodies that are tagged with radioactive isotopes. These antibodies seek out specific cancer cells and deliver large amounts of radiation to the tumor while doing minimal harm to normal cells. The FDA has approved the radioimmunotherapy agent Zevalin (ibritmomab) to treat Non-Hodgkin's Lymphoma. Several patients have already been treated at our centers in Florida with this innovative technique.

         o ENDOVASCULAR BRACHYTHERAPY uses radioactive sources to apply internal radiation to the wall of a blood vessel. This type of radiation therapy prevents restenosis (inflammation and scarring that causes narrowing of the arteries after angioplasty) of coronary arteries or peripheral arteries. The standard therapy currently used for restenosis, or narrowing of the arteries, is angioplasty with or without the use of stents. However, the restenosis rate after angioplasty is over 75% in complex cases. Preliminary trials using radiation therapy report restenosis rates of less than 10%. Currently, there are two techniques being utilized to deliver this radiation treatment. The first involves the use of a high intensity Iridium-192 radioactive source that is a gamma emitter and the other uses a beta emitter such as Phosporous-32. The radiation oncologists affiliated with our facilities in Jacksonville, Florida are participating in clinical trials evaluating the efficacy of the use of endovascular radiation therapy. The Food and Drug Administration has approved the use of endovascular brachytherapy in certain cases of coronary artery disease and the technique is currently being utilized in Florida. In addition, the FROG doctors are participating in the clinical trials for the Application of Endovascular Brachytherapy to Dialysis Patients for the Prevention of the Scarring of Shunts.

         Through our existing cancer center network, the centers we manage provide all of these services. Furthermore, most of our centers have community rooms, facilities for patient meetings, patient self-help and support programs, counseling and education areas and training facilities.



MEDICAL ONCOLOGY TREATMENTS FOR CANCER

         As noted above, our centers in Beaches, Orange Park, Palatka, St. Augustine, Southside and Stockton exclusively provide radiation therapy services; however, other cancer-related services are also available at the buildings where these centers are located. At these locations, we either lease to or from medical oncologists and related entities who provide the treatment areas and equipment necessary for the provision of medical oncology. The medical oncologists (and not us) provide medical oncology services, including some of the following:

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

ACQUISITIONS AND NEW DEVELOPMENTS

         We believe there are, and will continue to be, many attractive radiation therapy facility acquisition opportunities. We expect to acquire outpatient radiation therapy centers from: (i) doctors who own and operate their own centers and are seeking management expertise, access to managed care contracts and other resources offered by multi-site providers, (ii) doctor owners who are finding it increasingly difficult to remain competitive in the face of managed care and new equipment technology upgrade demands, and (iii) doctor owners who due to the diverse demographics and objectives of their particular medical groups need to provide certain financial benefits, and accordingly, seek to sell the technical component of their centers while continuing the professional group. We also plan to enter in strategic joint ventures with hospitals, large managed care organizations (similar to Kaiser Permanente) and leading radiation oncology groups that desire access to advanced radiation therapy technologies, but lack, or choose to conserve their financial and/or managerial resources. In evaluating acquisition and joint venture candidates, we analyze several strategic characteristics, including:

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

         On January 24, 2003, we formed of a joint venture with Ninth City Landowners, LLP named "FROG OnCure Southside, LLC", which acquired the assets and business of Southside Cancer Center, located in Jacksonville, Florida. See "Certain Relationships and Related Party Transactions."

         In February 2003, the Company entered into a revised letter of intent with respect to the acquisition of all of the outstanding capital stock of Mission Viejo Oncology Medical Group, Inc. ("Mission"). Mission owns, operates and manages two (2) treatment centers in California. The Company expects the purchase price of the acquisition to be approximately $5.0 million, $4.6 million payable in cash and $400,000 payable in preferred stock of the Company. The Company also expects to assume approximately $1.4 million of indebtedness of Mission and acquire approximately $400,000 of accounts receivable of Mission. The transaction contemplated by the letter of intent is subject to several material conditions including, among others, the receipt of necessary financing, the approval of the Company's Board, the negotiation of definitive documentation and the satisfactory completion of due diligence. There can be no assurance that this transaction will be completed or that if completed, the terms will not change.

         Our joint venture with Columbia HCA Hospital ("HCA") at the Bradenton center expired in 2002, and due to changes in policies by the management at HCA regarding certain healthcare joint ventures, will not be renewed. Although the joint venture agreement has expired, the Company and HCA have continued to operate under the terms of the expired agreement. The Company intends to acquire HCA's fifty percent (50%) interest in the joint venture for $1.1 million. The transaction is subject to the receipt of necessary financing. The Company has negotiated a new land lease for a five year period and medical services agreement for a minimum ten year period with respect to the Bradenton center. There can be no assurance that the Company will be able to obtain the necessary financing to consummate this transaction or that the terms of the transaction will not change.

COMPETITION

         The business of providing healthcare services generally, and of providing oncology services specifically, is highly competitive. We are aware of several competitors specializing in radiation oncology and medical oncology. As a result of several market factors and of the increasing regulation of the healthcare industry, we believe that others in the healthcare industry may adopt strategies similar to those that we intend to adopt. These potential competitors may have significantly greater resources than we do.

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

         We believe that while there are many radiation oncology and medical oncology companies, there is no single dominant company in the outpatient radiation therapy sector. We believe, based on available industry data, that approximately 10% of the existing outpatient radiation therapy centers are owned by a few public companies (excluding hospital inpatient facilities) and that the ownership of the remaining centers is widely dispersed. However, most of these companies do not focus primarily on the provision of radiation therapy. The following table sets forth estimated information about certain public and private companies that currently own outpatient radiation therapy facilities. There may be other private companies, which we are not fully aware of, or information not available or public.


                                            TICKER                                                ESTIMATED # OF
         COMPANY                            SYMBOL             PRINCIPAL BUSINESS                 CENTERS OWNED
         -------                            ------             ------------------                 -------------
US Oncology, Inc.                           USON               Medical Oncology                             65
                                                               Physician Practice Management

21st Century Oncology, Inc.                 Private            Radiation Oncology                           35

Universal Health Services, Inc.             UHS                Hospitals                                      9

Cancer Treatment Centers of America         Private            Cancer Center                                  4

Vantage Oncology Inc.                       Private            Radiation Oncology                             1

Dolphin Medical Inc.                        Private            Radiation Oncology                             4


REIMBURSEMENT OF HEALTH CARE COSTS

         Escalating health care costs and the growing ranks of the uninsured have become a matter of national concern, and both the state and federal government have increasingly imposed substantial payment constraints on expenditures for governmental healthcare programs, including Medicare and Medicaid. The Company is heavily reliant on payments from governmental payers, which comprised approximately 42% of Company revenues in 2002.

         Our centers are generally paid by the Medicare Program under the Physician Fee Schedule, and Medicare payment for certain services that are provided at our facilities was reduced by approximately 10-12% in 2002, as the result of reductions in the fee schedule amounts payable for our services. The recent enactment of Consolidated Appropriations Resolution of 2003 (CAR), which was signed into law on February 20, 2003, enabled the Medicare Program to correct methodological errors that would have resulted in a further 4.4% decrease in 2003; however, additional reductions in Medicare payments under the Physician Fee Schedule are projected for 2004 and beyond. In addition, the Centers for Medicare and Medicaid Services, which administers the Medicare Program, has indicated that it intends to modify the Medicare payment methodology for the facilities, equipment, supplies, clinical personnel, and other overhead ("technical component") of radiation oncology and other services, possibly as early as 2004. For these reasons, we can provide no assurance that Medicare Program payment will not be reduced in a manner that materially and adversely impacts the Company.

REGULATION

         The healthcare industry is highly regulated and changes in laws and regulations as well as new interpretations of existing laws can have a material effect on our activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which we operate regulate various aspects of our business. Failure to comply with these laws could adversely affect our ability to receive reimbursement for our services and subject us and our officers and agents to civil and criminal penalties.

Anti-kickback Statutes
----------------------

         We are subject to federal and state laws, which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs.

         In addition, it is possible that private parties may file qui tam actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services reimbursed under Medicare or a federally funded healthcare program.

         In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret the anti-kickback statues broadly to mean that an arrangement may violate the statute if one purpose of the arrangement is to illegally induce referrals, even if there are other legitimate reasons for the arrangement. Under this interpretation, the anti-kickback statute may be applicable to a wide of range financial arrangements, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest. Also, law enforcement officials have focused on the fair market value of payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals.

         HHS has issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. While efforts have been made to insure that financial arrangements with referral sources meet safe harbor requirements to the extent practicable, a number of our arrangements may not meet "safe harbor" requirements. However, failure to comply with a "safe harbor" does not necessarily mean that a transaction is illegal. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by law enforcement authorities, there can be no assurance that law enforcement officials or others will not challenge our operations under these statutes.

Stark II; State Physician Self-Referral Laws
--------------------------------------------

         A federal law, commonly known as the "Stark Law" or "Stark II", precludes a physician who has a "financial relationship" with an entity from referring Medicare patients to that entity for the provision of certain "designated health services," subject to certain exceptions. An entity that receives a referral that violates the Stark Law is precluded from submitting a claim for that service to the Medicare Program. "Designated health services" include, among other things, radiology services, radiation therapy, and hospital inpatient and outpatient services. The Stark Law applies directly to services reimbursable by Medicare and may apply to services reimbursable under Medicaid, depending on state law.

         Final regulations partially implementing the Stark Law were issued in January 2001 and became effective in January 2002. It is not clear when further regulations will be published, but the Center for Medicare Medicaid Services ("CMS") has taken the position that the Stark Law is self-effectuating and does not require implementing regulations.

         In addition, several states in which we operate have enacted or are considering legislation that prohibits "self-referral" arrangements or requires physicians or other healthcare providers to disclose to their patients any financial interest they may have with a healthcare provider whom they recommend.

          Although we believe our operations materially comply with these federal and state physician self-referral laws, there can be no assurance that Stark II or other physician self-referral regulations will not be interpreted or applied in a manner that would have a material adverse effect on our business, financial condition and results of operations. Violation of the federal self-referral laws may result in significant civil penalties and exclusion from the Medicare Program. Significantly, private parties may file qui tam actions based on claims arising from relationships that violate the Stark Laws. Possible sanctions for violating these provisions include loss of licensure of the physician involved and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies.


Health Insurance Portability and Accountability Act
---------------------------------------------------

         In 1996, Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"), which was designed to guarantee the availability and renewability of health insurance coverage for certain employees and individuals, while also limiting the use of pre-existing condition restrictions. HIPAA also made substantial amendments to federal healthcare fraud and abuse laws, including:

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

         The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those provided by non-government payors. A violation of this statute is a felony and may result in fines or imprisonment. The enactment of these provisions supplement and do not replace pre-existing laws pertaining to false claims and false statements.

         HIPAA also requires health care providers to maintain the privacy and security of health information. The requirements imposed by these provisions are broad, including provisions relating to federal standards for electronic transactions; provisions relating to the protection of individually identifiable health information; and provisions imposing security standards for all electronic health information. The Government recently finalized regulations to implement the privacy standards under the Act, which become effective on April 14, 2003 with respect to the Company. The Company has obtained an extension to meet the requirements for the electronic transaction standards; the effective date with respect to the Company is October 15, 2003. The Company expects to implement the necessary policies, procedures, and system controls to be meet the HIPPA standards for privacy, security, and electronic standards by the effective dates. A violation of the Act's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect our business, financial condition and results of operations.

Federal False Claims Act
------------------------

         There has been an increase in qui tam actions brought under the federal False Claims Act and, in particular, under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions in the name of the government alleging that the defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. Until then the lawsuit is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors.

          Recently, the number of suits brought against healthcare providers by government regulators and private individuals has increased dramatically. In a number of cases, such actions have been brought on the theory that a claim submitted as the result of a referral that violates the anti-kickback statute or the Stark Law is a false claim, and a number of courts have upheld this basis for false claims act recoveries. In addition, various states are considering or have enacted laws modeled after the federal False Claim Act, penalizing false claims against state funds. If a whistleblower action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management's attention, which would adversely affect our business, financial condition and results of operations.

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

         o Under certain circumstances, violation of the anti-kickback provisions or Stark Law.

         We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our business, financial condition and results of operations.

Fee-Splitting; Corporate Practice of Medicine
---------------------------------------------

         The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. These laws and their interpretations vary from state to state and are enforced by regulatory authorities with broad discretion. Our contracts with the entities that we manage provide that we do not employ physicians to practice medicine, represent to the public that we offer medical services or control the practice of medicine through ownership of our radiation therapy centers or any management services rendered. For these reasons, we believe that we are not in violation of applicable state laws prohibiting fee splitting or the corporate practice or medicine. However, because the laws governing the corporate practice of medicine and fee-splitting are reinterpreted from time to time, we can provide no assurance that our current arrangements will remain in compliance with state law. Moreover, such laws vary from state to state, and, for this reason, expansion of our operations to a state with strict corporate practice of medicine laws may require us to modify our operations with respect to one or more radiation therapy centers, which may have adverse consequences on us. Further, there can be no assurance that our arrangements will not be successfully challenged as constituting the unauthorized practice of medicine or that certain provisions of our agreements will be found to be unenforceable.

Physician and Facility Licensing
--------------------------------

         The physician with whom we may enter into agreements to provide professional services are subject to licensing and related regulations by the states, including registrations to use radioactive materials. As a result, we require our physicians to have and maintain appropriate licensure. In addition, some states also impose licensing or other requirements on us at our facilities and other states may impose similar requirements in the future. Local authorities may also require us to obtain various licenses, permits and approvals. We believe that we have obtained all required licenses and permits; however, there can be no assurance that additional laws and state licensure requirements governing our facilities' operations will not be enacted.

Liability Insurance
-------------------

         The physicians and other entities that use our systems and services are involved in the delivery of healthcare services to the public and; therefore, are exposed to the risk of liability claims. We believe that we do not engage in the practice of medicine, we provide only the equipment and technical components of radiation therapy. We have not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We maintain professional liability insurance in amounts we believe are adequate for our business of providing cancer treatment and management services. In addition, the physicians or other healthcare professionals with whom we contract are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse effect on our business, financial condition and results of operations.

Certificates of Need
--------------------

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

Regulatory Compliance
---------------------

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

EMPLOYEES

         As of March 15, 2003, we employed approximately 157 persons. We consider our employee relations to be satisfactory.

TERMINATION DATES OF OUR MEDICAL SERVICES AGREEMENTS

         The radiation oncologists practicing at our centers are affiliated with a professional corporation or partnership that has contracted with us to provide medical services at our facilities. Set forth on the chart below is the termination date of each agreement.


--------------------------------------------------- ------------------------------------------------------------------
                                                            TERMINATION DATE OF THE FACILITY'S MEDICAL
                     FACILITY                                          SERVICES AGREEMENT
--------------------------------------------------- ------------------------------------------------------------------
East Bay Regional Cancer Center                     July 31, 2004  (1)
--------------------------------------------------- ------------------------------------------------------------------

Florida Cancer Center - Beaches                     October 12, 2008 with a renewal to October 12, 2018  (1)
--------------------------------------------------- ------------------------------------------------------------------

Florida Cancer Center - Orange Park                 October 12, 2008 with a renewal to October 12, 2018   (1)
--------------------------------------------------- ------------------------------------------------------------------

Florida Cancer Center - Palatka                     October 12, 2008 with a renewal to October 12, 2018  (1)
--------------------------------------------------- ------------------------------------------------------------------

Florida Cancer Center - St. Johns                   October 12, 2008 with a renewal to October 12, 2018 (1)
--------------------------------------------------- ------------------------------------------------------------------

Florida Cancer Center - Wells Complex Clinic        October 12, 2008 with a renewal to October 12, 2018  (1)
--------------------------------------------------- ------------------------------------------------------------------

--------------------------------------------------- ------------------------------------------------------------------
Radiation Oncology Center of Bradenton              January 2, 2008 with a renewal to 2018 (1)
--------------------------------------------------- ------------------------------------------------------------------

St. Teresa Cancer Comprehensive Center              December 1, 2011, with a renewal to December 1, 2021 (1)
--------------------------------------------------- ------------------------------------------------------------------

Sonora Cancer Center                                Month to Month  (2)
--------------------------------------------------- ------------------------------------------------------------------

Southside Cancer Center                             January 31, 2008 with a renewal to 2013 (1)
--------------------------------------------------- ------------------------------------------------------------------

Turlock Regional Cancer Center                      July 1, 2012 with a renewal to 2017 (1)
--------------------------------------------------- ------------------------------------------------------------------

Valley Regional Cancer Patient Care Center          July 1, 2012 with a renewal to 2017 (1)
--------------------------------------------------- ------------------------------------------------------------------

(1) The termination date of each agreement is subject to certain conditions (none of which have yet to occur), which would have the effect of accelerating the termination date.

(2) The Company has terminated the medical service agreement at this center effective July 1, 2002. The physician, which was a party to the terminated medical services agreement, is providing medical services to patients under terms of a locums agreement with a forty five (45) day notice cancellation provision. The Company is negotiating with Dr. John
         J. Fuery to allow the existing physician to be released from any non-compete provisions in order to contract with the Company on a long-term basis. See "Litigation."


ITEM 2.  DESCRIPTION OF PROPERTY

         The following table contains information concerning our real property that we own or lease and which we consider important to our business.

------------------------------------ -------------------------------------- --------------------------------------
          NAME & LOCATION                   GENERAL CHARACTER & USE                         OTHER
------------------------------------ -------------------------------------- --------------------------------------
CORPORATE OFFICE                     3,978 square feet.                     We lease this facility from an
610 Newport Center Drive                                                    unaffiliated company. This lease
Suite 350                                                                   expires on July 31, 2007.
Newport Beach, CA 92660
------------------------------------ -------------------------------------- --------------------------------------
EAST BAY REGIONAL CANCER CENTER      8,317 square feet, used for            We lease this facility from a
1034 A Street                        radiation therapy, diagnostic          corporation owned by one of our
Hayward, CA 94541                    radiology and brachytherapy.           stockholders, Dr. John J. Fuery.
                                                                            This lease expires on March 31, 2006.
------------------------------------ -------------------------------------- --------------------------------------
FLORIDA CANCER CENTER- BEACHES       5,876 square feet, used for medical    We lease this facility from an
1375 Roberts Drive                   oncology, radiation therapy and        unaffiliated company. This lease
Jacksonville Beach, FL 32250         diagnostic radiology.                  expires on January 31, 2007.
------------------------------------ -------------------------------------- --------------------------------------
FLORIDA CANCER CENTER- ORANGE PARK   7,500 square feet, used for medical    We lease this facility from a
2161 Kingsley Ave.                   oncology, radiation therapy,           general partnership that is
Orange Park, FL 32073                diagnostic radiology and seed          partially owned by two members of
                                     implantation.                          the Board, Drs. Shyam B. Paryani and
                                                                            John W. Wells. This lease expires on
                                                                            September 30, 2004.
------------------------------------ -------------------------------------- --------------------------------------

------------------------------------ -------------------------------------- --------------------------------------
FLORIDA CANCER CENTER -PALATKA       11,200 square feet, used for medical   We lease this facility from a
600 Zeagler Drive                    oncology, radiation therapy,           general partnership that is
Palatka, FL 32178                    diagnostic radiology and seed          partially owned by two members of
                                     implantation.                          the Board, Drs. Shyam B. Paryani and
                                                                            John W. Wells. This lease expires on
                                                                            October 31, 2017.
------------------------------------ -------------------------------------- --------------------------------------
FLORIDA CANCER CENTER - ST. JOHNS    7,000 square feet, used for            We lease this facility from an
300 Health Park Blvd.                radiation therapy, diagnostic          unaffiliated company. This lease
Suite 1008                           radiology and seed implantation.       expires on December 31, 2006.
St. Augustine, FL 32086
------------------------------------ -------------------------------------- --------------------------------------
FLORIDA CANCER CENTER -WELLS         3,667 square feet, used for            We lease this facility from a
COMPLEX CLINIC                       radiation therapy, diagnostic          general partnership that is
3599 University Blvd.                radiology, brachytherapy and seed      partially owned by two members of
Suite 1500                           implantation.                          the Board, Drs. Shyam B. Paryani and
Jacksonville, FL 32245                                                      John W. Wells. This lease expires on
                                                                            February 1, 2013.
------------------------------------ -------------------------------------- --------------------------------------
OPERATIONS OFFICE                    5,432 square feet, used as our         We lease this facility from an
2301 Coffee Road                     California Operations Management       unaffiliated company. This lease
Modesto, CA 95350                    Office.                                expires on October 31, 2007.
------------------------------------ -------------------------------------- --------------------------------------
RADIATION ONCOLOGY CENTER OF         13,000 square feet, used for           We own the building and lease the
BRADENTON                            radiation therapy, diagnostic          land from an unaffiliated company.
6215 21st Ave. W.                    radiology and brachytherapy.           This land lease expires on February
Suite B                                                                     28, 2007.
Bradenton, FL 34209
------------------------------------ -------------------------------------- --------------------------------------
ST. TERESA CANCER COMPREHENSIVE      6,857 square feet, used for medical    We sublease approximately half the
CENTER                               oncology, radiation therapy,           space at this facility to a medical
4722 Quail Lakes Drive               diagnostic radiology, brachytherapy    oncology group for approximately
Stockton, CA 95207                   and seed implantation.                 $4,167 per month. This lease expires
                                                                            on June 30, 2005.
------------------------------------ -------------------------------------- --------------------------------------
SONORA CANCER CENTER                 3,500 square feet, used for            We lease this facility from a
1 South Forest Road                  radiation therapy, diagnostic          corporation owned by one of our
Sonora, CA 95370                     radiology, brachytherapy and seed      shareholders, Dr. John J. Fuery. (1)
                                     implantation.
------------------------------------ -------------------------------------- --------------------------------------
SOUTHSIDE CANCER CENTER              6,400 square feet, used for medical    We lease this facility from an
5742 Booth Road                      oncology, radiation therapy,           unaffiliated company.  This lease
Jacksonville, FL 32207               diagnostic radiology and seed          expires on January 31, 2023.
                                     implantation.
------------------------------------ -------------------------------------- --------------------------------------
TURLOCK REGIONAL CANCER              2,911 square feet, used for            We lease this facility from a
CENTER                               radiation therapy and diagnostic       corporation owned by one of our
1051 East Tuolumne Road              radiology and 3,846 square feet of     shareholders, Dr. John J. Fuery.
Suite 103                            unfinished space.                      This lease expires on March 31, 2006.
Turlock, CA 95682
------------------------------------ -------------------------------------- --------------------------------------
VALLEY REGIONAL CANCER               8,100 square feet, used for            We lease this facility from an
PATIENT CARE CENTER                  radiation therapy, diagnostic          unaffiliated company. This lease
1316 Nelson Avenue                   radiology and seed implantation.       expires on July 31, 2012.
Modesto, CA 95350
------------------------------------ -------------------------------------- --------------------------------------

         (1) The Company entered into a settlement agreement with Dr. John J. Fuery, pursuant to which the Sonora lease will terminate at the earlier of (a) the time Sonora Hospital, the master lessor, terminates the Facility Lease or
(b) anytime after June 30, 2003, at OnCure's option. See "Legal Proceedings."

         All of the above related party transactions were the result of arm's length negotiations. We believe that each transaction was on terms fair to us and at least as favorable to us as those available from unaffiliated third parties.

         We believe that our centers and equipment are in good working condition and are adequate for our needs.

         We also believe that each of our centers is adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

FUERY LITIGATION

         On October 23, 2001, the Company's wholly owned subsidiary, U.S. Cancer Care, Inc., a Delaware corporation ("USCC"), instituted a lawsuit in the Superior Court of the State of California for the County of Alameda against two former directors of the Company (W. Brian Fuery and Dr. John J. Fuery) and certain entities controlled by them (such lawsuit being referred to herein as the "Action"). Each of the defendants in the Action filed an answer and a cross-complaint against the Company and USCC (referred to collectively as the "OnCure Parties").

         On February 28, 2002, the OnCure Parties entered into a settlement agreement (the "2/28/02 Settlement Agreement") with W. Brian Fuery, and each of the entities controlled by him, Stunner Corporation and U.S. Cancer Management Corporation. Pursuant to the terms of the 2/28/02 Settlement Agreement, the Company agreed to: (i) exchange its interest in the USCMC-USCC Partnership for 642,833 shares of the Company's common stock held by W. Brian Fuery, (ii) pay W. Brian Fuery $31,120, (iii) pay $16,390 to Randall Holt (as payment of half of the outstanding balance of an invoice), (iv) transfer title to certain furniture and equipment to W. Brian Fuery, and (v) pay a portion of the monthly payments for office space used by W. Brian Fuery.

         On January 24, 2003, the OnCure Parties entered into a settlement agreement (the "1/24/03 Settlement Agreement") with Dr. John J. Fuery and an entity controlled by him, Oncology Corporation. Pursuant to the terms of the 1/24/03 Settlement Agreement, the OnCure Parties agreed to (i) issue a promissory note in the aggregate principal amount of $586,187 to the Oncology Corporation (the note is unsecured and bears interest at rate of 6% per annum) and (ii) release Dr. Fuery from his obligation not to compete with USCC under that certain Merger Agreement by and among USCC, U.S. Cancer Care Acquisition Corporation and US Cancer Care, Inc. (formerly a California corporation). Pursuant to the terms of the 1/24/03 Settlement Agreement, each of Dr. Fuery and Oncology Corporation agreed (i) to cancel and return to OnCure that certain promissory note issued to Oncology Corporation in the aggregate principal amount of $735,000 and (ii) not to enforce their contractual right of first refusal under that certain lease agreement by and among Oncology Corporation and Sonora Community Hospital (the "Lease Agreement") to lease space at the new facility being developed by Sonora Community Hospital if OnCure decides to lease such space from Sonora Community Hospital. In addition to the foregoing, (i) each of the parties in the Action agreed that the sublease agreement by and among Oncology Corporation and U.S. Cancer Care, Inc. would terminate when Sonora Community Hospital terminates the Lease Agreement, and (ii) Dr. Fuery agreed to
(x) cancel that certain Conversion of Notes and Option to Sell Stock Agreement by and among the Company, Dr. Fuery and Continuum Capital Partners and (y) release Dr. Young (who is currently providing radiation oncology services at our Sonora Cancer Center pursuant to an agreement that terminates upon 45 days prior written notice) from his obligation not to compete with certain entities controlled by Dr. Fuery under that certain Restated and Amended Sonora Cancer Center Medical Partnership Agreement.

OMEGA LITIGATION

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

         On June 3, 2002, the Omega action was removed from New Jersey State Court to United States District Court for the District of New Jersey ("New Jersey Federal Court"). On June 14, 2002, the Company filed an answer which generally denied the allegations of Omega's complaint. On October 22, 2002, the action as transferred from New Jersey Federal Court to the Middle District of Florida. The Company believes that it has meritorious defenses to each of the claims asserted in the complaint and intends to vigorously defend this lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

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

                                                                    PRICE ($) PER SHARE
                                                               -------------------------------
FISCAL 2002                                                        HIGH               LOW
-----------                                                    -------------- ----------------
First quarter                                                      $1.010         $0.460
Second quarter                                                      0.850          0.330
Third quarter                                                       0.630          0.360
Fourth quarter                                                      0.360          0.110

FISCAL 2001
-----------
First quarter                                                       2.720          0.280
Second quarter                                                      1.600          0.630
Third quarter                                                       0.900          0.150
Fourth quarter                                                      1.010          0.360


NUMBER OF HOLDERS

         As of December 31, 2002, there were approximately 167 holders of record of our common stock.

DIVIDENDS

         We have not declared or paid any cash dividends on our common stock. The payment of cash dividends in the future will depend on our earnings, financial condition, capital needs and other relevant factors. We do not intend to pay dividends on our shares of common stock but intend to retain our earnings for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2003, certain members of the Company's Board of Directors (i.e., Dr. Shyam Paryani, Jeffrey A. Goffman, Stanley S. Trotman, Jr., Gordon C. Rausser, Dr. John W. Wells, Jr., and Charles J. Jacobson) purchased an aggregate of 215 shares of Series H Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series H Stock") for an aggregate purchase price of $430,000 in cash. Each sale was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by
Section 4(2) of the Act.

         Each share of Series H Stock is convertible at any time at the option of the holder into a number of fully paid and nonassessable shares of the Company's Common Stock equal to the quotient of (x) $2,000 plus an amount equal to all accrued and unpaid dividends on such share of Series H Stock being converted divided by (y) $.75. The Certificate of Designations relating to the Series H Stock contains customary anti-dilution protection for the shares of Series H Stock.

         On December 23, 2002, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 to Crossbow Venture Capital Partners, LP for an aggregate purchase price of $500,000. This transaction was made in reliance upon an exemption from the registration requirements of the Act provided by Section 4(2) of the Act. See "Certain Relationships and Related Party Transactions" for a summary of the terms and conditions of the note.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see "Forward-Looking Statements."

GENERAL

         The Company has incurred net losses of approximately $1.6 million and $7.2 million (which includes a non-recurring non-cash charge of $4.4 million to record the impairment loss and write-down in value of certain long-lived assets) in 2002 and 2001, respectively. As a result, the Company has undertaken certain initiatives that it believes will increase revenues, raise cash, improve cash flow and reduce debt obligations. The discussion below is a summary of each initiative.

OFFERING ADVANCED TREATMENT TECHNOLOGIES TO INCREASE NET PATIENT REVENUE

         The reimbursement rates that the Company receives for procedures performed with state-of-the-art treatment technologies, such as Intensity Modulated Radiation Therapy ("IMRT") and 3-Dimensional Conformal Treatment Planning (3-D Treatment Planning"), are generally higher than procedures performed with less advanced equipment. For this reason, we invested approximately $4.4 million in medical equipment and computer software to offer IMRT and 3-D treatment planning services during fiscal 2002. Currently, IMRT and 3-D treatment services are being offered at our Valley Regional Cancer Center, Wells Complex Clinic, Florida Cancer Center-Orange Park and Florida Cancer Center-St. Johns. We also intend to offer such advanced treatment technologies at our Radiation Oncology Center of Bradenton, Florida Cancer Center- Palatka and Florida Cancer Center-Beaches in 2003. The Company financed the cost of its investment in such advanced treatment technologies during 2002 by obtaining financing from DVI Financial Services, Inc. ("DVI") and intends to obtain financing from DVI, or another medical equipment lender, to acquire additional advanced treatment technologies in the future.

SALE OF UNDER-PERFORMING FACILITIES

         Effective September 30, 2002, the Company sold all of its ownership interest in its wholly-owned subsidiary Corpus Christi Acquisition, LLC ("CCA") and recorded a gain of approximately $1.0 million on the sale. See "Certain Relationships and Related Party Transactions." The Company sold its interest in CCA, which operated the Company's center located in Corpus Christi, Texas, because of CCA's history of losses. Specifically, CCA suffered losses of $539,000 in fiscal 2001 and $274,000 for the nine months ended September 30, 2002.

 CONVERSION TO EARNINGS MODEL

         The Company has developed an "earnings model" in which the fees that our affiliated physician groups receive are based on a center's earnings before interest, taxes, depreciation and amortization. We believe that this fee arrangement properly aligns our economic interests with those of our affiliated physician groups, giving our physician groups an incentive to keep costs down and increase revenues.

         During 2002, we embarked on a campaign to offer each of our affiliated physicians that were not operating under the earnings model the opportunity to terminate their existing agreements with us and enter into new arrangements under the earnings model. Through our efforts, substantially all of our affiliated physician groups now operate under the earnings model.

REDUCE LABOR COSTS

         Due to a labor shortage of radiation therapists and physicists, the Company has been forced to retain locum tenens at much higher labor costs. In an effort to reduce this operating cost, the Company launched a recruiting campaign to replace locum tenens with permanent radiation therapists and physicists (who generally cost less to retain). During the first quarter of 2003, the Company has been able to reduce the number of locum tenens it retains from 17 to 12 and anticipates that it will be able reduce this number further during the remainder of 2003.

RENEGOTIATE FEE ARRANGEMENTS

         During 2002, the Company entered into discussions with certain third party payors concerning reimbursement fee arrangements. As a result of these discussions, the Company's agreement with these payors was amended to increase the amount of fees that the Company receives. We anticipate that these new agreements should result in increased services fees of approximately $528,000 in 2003.

ACQUISITIONS

         In May 2002, the Company acquired Positron Imaging Technologies, LLC's 20% ownership interest in JAXPET/Positech LLC ("JAXPET"). As a result of this acquisition, the Company now owns 100% of JAXPET. JAXPET operates our mobile PET scanning unit in Florida which recorded a profit of $349,000 in fiscal 2002.

         On January 28, 2003, the Company formed a joint venture with Ninth City Landowners, LLP named FROG OnCure Southside, LLC (the "Venture"). On January 31, 2003, the Venture acquired certain assets of the Southside Cancer Center in Jacksonville, Florida. The Southside Cancer Center has had a history of profitable operations.

SALE OF PROPERTY TO RETIRE LONG TERM DEBT AND TO FUND OPERATING EXPENSES

         The Company raised approximately $2.3 million in cash through the sale of certain properties. The Company sold and leased-back Valley Regional Cancer Patient Care Center, Florida Cancer Center-Wells Complex Clinic and Florida Cancer Center-Palatka. The Company also sold land located in St. Augustine, Florida, which was not used in the Company's business. The net proceeds from the sale of these properties were used to retire long-term debt and fund operating expenses.

         The Company believes that the initiatives it plans to take, and the initiatives it has taken thus far, will eventually improve the financial performance of the Company. However, the Company cannot give any assurance that any of the proposed initiatives will improve the financial performance of the Company or will not have a material adverse effect on the Company in the future.

SOURCES OF REVENUE GENERALLY

         Approximately 99% of the Company's revenues consist of service fees that the Company receives from its affiliated physician groups. Pursuant to the service agreements that the Company has entered into with each of its affiliated physician groups, the Company receives fees for providing clinical management, billing and collection, data warehousing and other administrative services. As noted above, these service fees are based upon a percentage of the earnings of the center subject to the agreement. For this reason, the following discussion reflects the financial performance of each of the Company's treatment centers as well as the Company's mobile PET, CT scanners and HDR units. The following discussion also reflects the operations of CCA (which, as noted above, was sold by the Company effective September 30, 2002).



YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

         Revenue for fiscal 2002 totaled $25.6 million, an increase of $2.9 million (or 12.7%) as compared to fiscal 2001. This increase is attributable to growth in net patient revenue in the amount of: (i) $1.7 million from our mobile PET scanner in Florida and (ii) $1.3 million from our Florida treatment centers. Net patient revenue from our California treatment centers declined by $250,000 due principally to a decrease in the number of treatments performed at these centers.

OPERATING EXPENSES

         Operating expenses totaled $25.3 million for fiscal 2002, as compared to $26.0 million in 2001. Excluding a $2.9 million impairment loss incurred in 2001, operating expenses increased by $2.2 million (or 9.6%). The Company's operating expenses consist primarily of: (i) salary and benefits; (ii) medical supplies and services; (iii) general and administrative expenses; and (iv) depreciation and amortization. Set forth on the chart below is the percentage of the Company's revenues consumed by each of its operating expenses.

---------------------------------------------- ----------------------------------- -----------------------------------
EXPENSE                                        PERCENTAGE OF 2002 REVENUES         PERCENTAGE OF 2001 REVENUES
-------                                        ---------------------------         ---------------------------
---------------------------------------------- ----------------------------------- -----------------------------------
1.  Salary and Benefits                                       29%                                 28%
---------------------------------------------- ----------------------------------- -----------------------------------
2.  Medical Supplies and Services                             23%                                 23%
---------------------------------------------- ----------------------------------- -----------------------------------
3.  General and Administrative Expense                        38%                                 36%
---------------------------------------------- ----------------------------------- -----------------------------------
4.  Depreciation and Amortization                              9%                                 14%
---------------------------------------------- ----------------------------------- -----------------------------------


         Expenses for salaries and benefits totaled $7.4 million for fiscal 2002, an increase of $1.1 million (or 16.6%) as compared to fiscal 2001. At our Florida treatment centers, expenses for salaries and benefits increased by $757,000 due to the cost of employing additional professional staff to compensate for the growth of patient volume at these centers. At our California treatment centers, expenses for salaries and benefits increased by $114,000 due to the cost of replacing temporary professional staff (temporary staffing costs are recorded as general and administrative expense) with permanent employees. In addition, expenses for salaries and benefits increased in fiscal 2002 due to the payment of severance benefits in the amount of $124,000 to certain employees of the Company that were terminated as result of the relocation of the Company's headquarters from Oakdale, California to Newport Beach, California.

         Expenses for medical supplies and services totaled $5.8 million for fiscal 2002, an increase of $460,000 (or 8.6%) as compared to fiscal 2001. This increase is attributable to: (i) increased medical service fees (which includes amounts retained by our affiliated physician groups under medical services agreements) in the amount of $188,000 due to growth in our net patient revenue, and (ii) increased expenses in the amount of $307,000 for medical supplies for our mobile PET scanner due to an increase in the number of scans performed.

         General and administrative expenses totaled $9.9 million for fiscal 2002, an increase of $1.6 million (or 19.0%) as compared to fiscal 2001. The cost for temporary professional staff increased by $739,000 due to two factors:
(i) the increase in average daily treatments which required the employment of additional professional staff; and (ii) the shortage of therapists and physicists which required the use of temporary employees rather than permanent employees. In addition, the increase is attributable to an increase in operating expenses at all facilities for rent of $114,000, for insurance of $232,000, and for repairs and maintenance of $138,000. Legal and accounting fees decreased by $106,000 in fiscal 2002, primarily due to the costs incurred in 2001 to register the offer and sale of securities held be certain investors. In September 2002, the Company recorded a reserve for uncollectible accounts receivable of $488,000 for services performed in 2001.

         Operating expenses for depreciation and amortization totaled $2.3 million for fiscal 2002, a decrease of $823,000 (or 26.6%) as compared to fiscal 2001. The decrease is due to: (i) goodwill amortization recorded by the Company in the amount of $953,000 in fiscal 2001 prior to the Company's adoption of Statement of Financial Accounting Standards ("FAS") No. 142 (which does not require the write-down of goodwill unless it has been determined that goodwill has been impaired) and (ii) depreciation adjustments (principally to record depreciation for leasehold improvements over the remaining life of the lease) recorded by the Company in the amount of $442,000 in fiscal 2001. The Company purchased $2.7 million of new equipment in fiscal 2001 and $4.8 million of new equipment in fiscal 2002, which increased depreciation expense by $566,000 for fiscal 2002.

         In 2001, the Company incurred a significant charge against earnings in connection with the impairment of certain long-lived assets (i.e., our center and property in Corpus Christi, Texas), goodwill related to such assets and software development costs. In accordance with FAS No. 121, the Company examined the future net cash flows of the Corpus Christi assets and determined that they were less than the carrying amount (i.e., the cost of an asset minus any accumulated depreciation or amortization) of such assets. As required by FAS No. 121, the Company recognized an impairment loss of $2.7 million. The impairment loss consisted of a write-off of $2.3 million in goodwill, net of accumulated amortization, recorded upon acquisition of the center and a write-down of $422,000 of the carrying value of the center's land and building. The impairment loss also includes the write-off of unamortized software development costs of $217,000. The Company ceased using the software in the third quarter of 2001.

INCOME/LOSS FROM OPERATIONS

         Income from operations totaled $281,000 for fiscal 2002 as compared to a loss of $3.3 million for fiscal 2001. The Company recorded an increase in revenue of $2.9 million while comparable operating expenses for 2002, excluding adjustments, increased by $2.2 million. The Company's operating expenses for 2002 benefited from the change in recording goodwill amortization, which reduced operating expenses by $953,000. Operating expenses in 2002 were increased by the recording of a reserve for uncollectible accounts receivable of $488,000. The loss in 2001 included the recording of a $2.9 million charge for impairment of certain long-lived assets.

OTHER INCOME/EXPENSE

         Net other expenses totaled $1.7 million for fiscal 2002, as compared to $3.6 million for fiscal 2001. Net other expenses are comprised of interest expense, gain/loss on the sale of assets and other income and expenses.

         Interest expense for fiscal 2002 totaled $2.6 million, an increase of $156,000 (or 6.3%) as compared to fiscal 2001. This increase is primarily attributable to: (i) an increase in short-term interest bearing debt and (ii) interest expense in the amount of $288,000 recorded for amortization of the original issue discount assigned to a warrant issued by the Company. The interest expense assigned to the warrant was a non-cash charge.

         In 2002, the Company recorded a gain of $1.5 million on the sale of certain assets. The gain included the sale of the following assets: (i) Corpus Christi Acquisition, LLC, which was sold to Dolphin Medical, Inc. for a gain of $1.0 million, (ii) Valley Regional Cancer Center, which was sold and leased-back for a gain of $200,000, and (iii) land no longer used by the Company located in St. Augustine, Florida for a gain of $220,000. In 2001, the Company recorded a loss of $620,000 on the disposal of certain equipment, which had been held in storage and deemed to have no useable value in the Company's business or any recoverable value from sale to a third party.

         In 2002, the Company wrote-off acquisition related expenses of $673,000 related to the failed acquisition of Coastal Radiation Medical Oncology Group. The Company also recorded a gain in 2002 of $136,000 in connection with the settlement agreement it entered into with Dr. John J. Fuery and Oncology Corporation (a company controlled by Dr. Fuery). In 2001, the Company incurred a loss of $383,000 in connection with the settlement agreement it entered into with W. Brian Fuery and each of the entities controlled by him, Stunner Corporation and U.S. Cancer Management Corporation.

INCOME TAX

         The Company has significant net operating loss carryforwards. Certain net operating losses are subject to maximum annual utilization of approximately $181,000. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). The utilization of the NOL carryforward is uncertain due to the Company's current and expected results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense/benefit has been recognized for fiscal 2002. The Company recorded an income tax benefit of $291,000 in fiscal 2001.

NET LOSS

         The Company recorded a net loss of $1.6 million for fiscal 2002, as compared to a net loss of $7.2 million for fiscal 2001. The decrease in the amount of the net loss is principally due to the following non-operating items:
(i) gain on the sale of assets in 2002 totaling $1.5 million, (ii) a reserve of $488,000 in 2002 for uncollectible receivables billed in 2001, (iii) a charge of $2.7 million in 2001 for the impairment of long-lived assets, (iv) discontinuance of goodwill amortization, which reduced operating expenses by $953,000 in 2002, (v) a loss of $620,000 in connection with the disposal of certain assets during fiscal 2001, and (vi) the write-down and write-off of certain assets (principally computer software, leasehold improvements, and capitalized loan fees) in the amount of $684,000 in 2001.

NET LOSS ATTRIBUTABLE TO HOLDERS OF THE COMPANY'S COMMON STOCK

         The net loss attributable to the holders of our common stock amounted to $2.8 million or $.29 per common share for fiscal 2002. This loss reflects an additional $1.2 million charge resulting from accrued cumulative preferred stock dividends of $862,500 and cash dividends in the amount of $300,000 paid in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We had $88,000 of cash and cash equivalents on hand at December 31, 2002, a $75,000 increase compared to December 31, 2001.

         As of December 31, 2002, we had a working capital deficit of $9.6 million, compared to a deficit of $5.8 million at December 31, 2001. This increase was attributed to: (i) our accounts receivable decreasing by $1.9 million, (ii) our lines of credit increasing by $479,000, (iii) our long-term debt increasing by $660,000 and (iv) our issuance of notes in the aggregate principal amount of $1.5 million. Our accounts receivable decreased due to the collection of aged receivables, use of electronic billing and new payment terms negotiated with certain payors. Our lines of credit, and the current portion of our long-term debt, increased due to the financing requirements of our operations and our purchase of new medical equipment.

CASH FLOW FROM OPERATING ACTIVITIES

         Our operating activities provided $641,000 in cash in fiscal 2002 as compared to $1.2 million in fiscal 2001. The decrease in cash flow from operations was primarily due to a decrease in the net change in assets and liabilities of $348,000. The increase in accounts payable of $1.4 million was partially offset by a decrease in accounts receivable of $1.1 million. The net results from operations in fiscal 2002, after adjustment for depreciation and other non-recurring adjustments, decreased by $210,000 as compared to fiscal 2001. Revenue in 2002 increased by $2.9 million compared to the prior fiscal year while costs of operations increased by $3.1 million (excluding the impairment loss and goodwill amortization in 2001).

         The amount of cash provided by our operating activities during fiscal 2002 was not sufficient to meet the cash requirements of the Company during this period. Specifically, we did not have sufficient cash to pay: (i) term debt obligations in the amount of $2.8 million (the Company's total term debt obligations in 2002 were $6.4 million), (ii) $545,000, including accrued interest of $30,000, to certain stockholders of the Company that exercised their right to require the Company to purchase their shares of the Company's common stock for $2.00 per share, (iii) accrued dividends in the amount of $300,000 on shares of our preferred stock, or (iv) pay expenses related to acquisitions in the amount of $673,000.

         To satisfy the foregoing obligations, the Company raised approximately $4.2 million through the: (i) sale of certain properties for approximately $2.3 million (See "Sale of Property to Retire Long Term Debt and to Fund Operating Expenses" under this Item 6), (ii) issuance of a convertible promissory note (with detachable common stock warrants) in the aggregate principal amount of $1.0 million, (iii) issuance of a convertible promissory note in the aggregate principal amount of $500,000, and (iv) the issuance of 215 shares of the Company's Series H Stock (having a liquidation preference of $430,000). In addition, we increased our short-term borrowings to provide an additional $844,000 of cash.

         During 2002, we expended $4.7 million on capital expenditures which were financed through proceeds from long-term debt. Cash resources, including restricted cash of $1.0 million, were utilized during 2002 for the repayment of long-term debt totaling $5.0 million.

         Our expected cash needs on both a short and long-term basis are for working capital, term debt reductions, capital expenditures, acquisitions and other general purposes. In 2003, we anticipate that the cash from our operations will not be sufficient to fund these obligations. The Company intends to secure the additional cash necessary to fund our operating and investing needs through the private issuance of equity and debt instruments. There is no assurance that such additional funding will be available on satisfactory terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain capital expenditures or strategic acquisitions. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition, and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         As of December 31, 2002, the Company's future contractual obligations are as follows:

                                                         ---------------------------------------------------------------
                                                                          Payments Due by Period
------------------------------------------- ------------ ----------------- ------------- ------------ ------------------
Contractual Obligations                        Total     Less than 1 yr.   2-3 years     4-5 years    After 5 years
------------------------------------------- ------------ ----------------- ------------- ------------ ------------------
Long Term Debt-Notes Payable (1)            $15,071,408      $4,264,256     $6,125,731    $3,601,989      $1,079,432
Convertible Notes Payable (2)                 1,500,000       1,500,000
Operating Leases (3)                          8,584,587       1,629,974      2,941,354     1,690,076       2,323,183
Securities with Put Options (4)                  49,576          49,576
Other Long-Term Obligations(5)                1,103,000         456,000        647,000
                                            ------------ ----------------- ------------- ------------ ------------------
Total Contractual Obligations               $26,308,571      $7,899,806     $9,714,085    $5,292,065      $3,402,615
                                            ============ ================= ============= ============ ==================


         (1) At December 31, 2002, the Company had thirty-eight long-term notes payable totaling approximately $11.6 million to DVI Financial Services, Inc. and approximately $2.8 million in notes payable with other equipment financing companies. Substantially all of the receivables, equipment and certain tangible assets of the Company collateralize the notes payable. Interest is charged at rates that range from 8.1% to 15.0% and the notes mature through 2009.

         (2) The Company issued convertible notes payable to Crossbow Venture Capital in the principal amount of $1.0 million and $500,000 on May 15, 2002 and December 23, 2002, respectively. Each note bears interest at the rate of 8% per annum, matures on May 15, 2003 and is unsecured. The May note is convertible into 500 shares of the Company's Series H Stock. The December note is convertible into 250 shares of the Company's Series H Stock or, at the option of Crossbow, such other series of preferred stock that may be issued by the Company prior to the maturity date of the December note.

         (3) The Company leases certain facilities under various operating lease that expire through 2007. Certain real estate leases have options to renew for periods from 3-15 years.

         (4) Certain of our stockholders have the right to require us to purchase an aggregate of 24,788 shares of common shares at $2.00 per share.

         (5)  The Company has entered into an employment agreement with Jeffrey
              A. Goffman, Chief Executive Officer, and Richard A. Baker, Chief Financial Officer, which expire on May 22, 2005 and April 1, 2005, respectively. As of December 31, 2002, the Company is required to provide minimum base salaries and bonuses over the agreement term, including minimum annual increases. The employment agreement may be terminated by the Company without cause subject to a severance payment. See "Executive Compensation."


     As of December 31, 2002, the Company's future commercial commitments are as follows:

                                                              ----------------------------------------------------------
                                                                      Amount of Commitment Expiration per Period
------------------------------------------- ----------------- ---------------- ------------ ------------- --------------
Commercial Commitments                           Total        Less than 1 yr.  2-3 years    4-5 years     After 5 years
------------------------------------------- ----------------- ---------------- ------------ ------------- --------------
Lines of Credit (1)                           $4,419,930        $4,419,930
Standby Letter of Credit (2)                     427,000           427,000
                                            ----------------- ---------------- ------------ ------------- --------------
Total Commercial Commitments                  $4,846,930        $4,846,930
                                            ================= ================ ============ ============= ==============

         (1) The Company has entered into two separate loan and security agreements with DVI Financial Services, Inc., the beneficial owner of more than 5% of our voting securities, pursuant to which DVI provides the Company with revolving lines of credit. The maximum amount available under this credit facility is $4.8 million, with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% to 2.25% over the prime lending rate. On December 27, 2001, the Company and DVI agreed to amendments to the loan and security agreements, which extend the maturity dates for the lines of credit to June 2004. Our obligations under the credit facility are collateralized through a grant of a first security interest in the accounts receivable of several of our treatment centers. Our agreement with DVI Financial Services, Inc. contains customary affirmative and negative covenants. Borrowings under this credit facility are used to fund working capital needs and to fund the development of new centers. At December 31, 2002, we had approximately $4.4 million of borrowings under this credit facility.

              The Company was not in compliance with the certain covenant provisions of the credit agreement (current ratio and debt coverage ratios) in the third and fourth quarters of 2002. DVI granted the Company a waiver for the covenant provisions in both quarters. The Company and DVI are discussing modifying the covenant provisions to better reflect the Company's current and expected operating performance. However, the Company cannot give any assurance that it will reach agreement with DVI on terms acceptable to the Company.

         (2) Marcap Corporation is the beneficiary of a standby letter of credit in the amount of $400,000 as collateral for a note payable.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

         The most significant accounting policies followed by the Corporation are presented in Note 2 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. The following are our critical accounting policies:

REVENUE RECOGNITION AND PROVISIONS FOR UNCOLLECTIBLE ACCOUNTS

         Revenues are recognized as services are provided to patients. Operating revenues consist primarily of reimbursement for diagnostic and treatment programs provided to cancer patients. A usual and customary fee schedule is maintained for our diagnostic and treatment services; however, actual collectible revenue is normally at a discount to the fee schedule. Most payors, including managed care payors, are billed at our usual and customary rates, but a contractual allowance is recorded to adjust to the expected net realizable revenue for services provided. Contractual allowances along with provisions for uncollecible accounts are estimated based upon credit risks of third-party payors, contractual terms, collection processes, regulatory compliance issues and historical collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

LONG-LIVED ASSETS, INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION

         Depreciation and amortization of our long-lived assets is provided using a straight-line method over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations and technological advances could result in the actual useful lives differing from initial estimates. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

         Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that our consolidated business entity to be the reporting unit. See Note 5 to our Consolidated Financial Statements regarding our adoption of SFAS No. 142.

         Beginning January 1, 2002, goodwill and indefinite life intangible assets are tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

         Assumptions about future revenue and cash flows require significant judgment because of the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected numbers of patients treated and the corresponding reimbursement fees, planned timing of new capital investments, and the benefits or costs of planned business initiatives. Estimates of future cash flows assume that expenses will grow at rates consistent with revenue changes and historical costs. If the expected cash flows are not realized, impairment losses may be recorded in the future.

         The goodwill impairment evaluation includes a comparison of the carrying value of the Company (including goodwill) to its fair value. If the estimated fair value of the Company exceeds its carrying value, no impairment of goodwill exists. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value of the Company to all of its assets and liabilities. If the excess of the fair value of the Company's identifiable assets and liabilities is less than the carrying value of its goodwill, an impairment charge is recorded for the difference.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets became effective in 2002. Under SFAS No. 142, beginning in 2002 goodwill is no longer amortized, but is required to be assessed for possible valuation impairment as circumstances warrant and at least annually. An impairment charge must be recorded against current earnings to the extent that the book value of goodwill exceeds its fair value. In conjunction with the implementation of SFAS No. 142, we have completed a goodwill impairment review as of the beginning of fiscal 2003 using a fair-value based approach in accordance with provisions of that standard and found no impairment. Application of the goodwill non-amortization provisions resulted in a decrease in amortization of approximately $953,000 for fiscal 2002.

         SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets became effective in 2002. SFAS No. 144 superceded SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on our financial statements.

         SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

         SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

         SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure on amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.


ADDITIONAL INFORMATION

         For additional information on our significant accounting policies, please see Note 2 to Notes to the Consolidated Financial Statements.



OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCUATIONS

         Due to seasonal variations in population, a significant portion of the Company's treatment centers, particularly those in the state of Florida, are subject to seasonal fluctuations. Population levels increase during the winter months in these locations and the demand for radiation therapy during these months also increases. As a result, we have historically experienced, and expect to continue to experience, quarterly fluctuations in net service revenues and net income, with higher amounts in the first and fourth quarters. We have a high level of fixed operating costs, which cannot be reduced at times of lower demand. Fluctuations in seasonal demand for radiation therapy may, therefore, affect our quarterly results. In addition, results for a given period may be affected by expenses associated with the opening or acquisition of additional centers in that or prior periods. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or for a full year.

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

REDUCTIONS IN THIRD PARTY REIMBURSEMENT MAY ADVERSELY AFFECT OUR NET REVENUES AND NET INCOME

         Health care providers typically bill various third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. These third party payors are increasingly negotiating the prices charged for medical services, pharmaceuticals and other supplies, with the goal of lowering reimbursement and utilization rates. Third-party payors can also deny reimbursement for medical services, pharmaceuticals and other supplies if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Changes in reimbursement policies of third-party payors, particularly to the extent that any such changes affect reimbursement for radiation therapy services, will affect our net revenues and net income.

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

         Report of Independent Auditors                                                       F-1

         Consolidated Balance Sheet as of December 31, 2002 and 2001                          F-2 - F-3

         Consolidated Statements of Operations for the years ended
         December 31, 2002 and 2001                                                           F-4

         Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2002, and 2001                                                          F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2002 and 2001                                                           F-6 - F-8

         Notes to Consolidated Financial Statements                                           F-9 - F-32



ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's executive officers and directors:

NAME                                        AGE       POSITION
----                                        ---       --------
Shyam B. Paryani, MD                        47        Chairman of the Board of Directors

Jeffrey A. Goffman                          44        President, Chief Executive Officer, Secretary and Director

Richard A. Baker                            52        Senior Vice President and Chief Financial Officer

Charles J. Jacobson                         63        Director

Matthew W. Shaw                             34        Director

Stanley S. Trotman, Jr.                     56        Director

Gordon C. Rausser, Ph.D.                    57        Director

John H. Zeeman                              74        Director

John W. Wells, Jr., M.D.                    48        Director

SHYAM B. PARYANI, MD., MS, MHA, FACRO, Dr. Paryani has served as Chairman of the Board of Directors of the Company since January 2001 and a member of the Board of Directors since October 1998. Dr. Paryani also serves as the Chairman of the Medical Advisory Board of the Company. Dr. Paryani is Board-Certified in radiation oncology and currently is the Director of the Florida Radiation Oncology Group. Dr. Paryani received his undergraduate and medical degrees from the University of Florida, Gainesville. He received his radiation oncology training at Stanford University. Dr. Paryani also serves on the Board of Directors of the Baptist Health Foundation, Bolles School Board of Trustees, University of North Florida's Dean's Council, and the Cancer Control & Research Advisory Council for the State of Florida.

JEFFREY A. GOFFMAN. Mr. Goffman serves as the Company's President, Chief Executive Officer and Secretary. He has been a member of the Board of Directors of the Company since May 1998. Mr. Goffman was the founder of U.S. Diagnostic, Inc. ("USD"), a leading provider and consolidator of outpatient diagnostic imaging facilities. From its inception in June 1993 until 1997, Mr. Goffman served as USD's Chairman and Chief Executive Officer. In 1988 Mr. Goffman founded Goffman and Associates, Certified Public Accountants, PC, an accounting firm in New York, and remained a partner at this firm until 1994 (from 1988 to 1992 Mr. Goffman was the managing partner of Goffman and Associates). Mr. Goffman is an inactive Certified Public Accountant licensed in New York and Florida and holds a Bachelor of Science degree in Accounting from the University of Hartford. Mr. Goffman is a member of the American Institute of Certified Public Accountants. Mr. Goffman also serves on the Board of Directors of Affiliated PET Systems, LLC, a private company that provides Positron Emission Tomography services in the Washington D.C. area.

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

CHARLES J. JACOBSON. Mr. Jacobson has been a member of the Board of Directors of the Company since May 1998. He is Chairman of the Compensation Committee and also a member of the Company's Audit Committee. Since 1983, Mr. Jacobson has been the Chairman and Chief Executive Officer of Jacobson Consulting, Inc., a diversified healthcare consulting firm. From 1980 to 1983, Mr. Jacobson served on the development team of CIGNA Healthcare in the state of Florida. From 1972 to 1980, Mr. Jacobson was the Director of New Business Development for Hospital Affiliates, Inc. Mr. Jacobson has served on the Board of Directors of St. John's River Rural Health Network and Provider Network Management Corporation, both of which are management service organizations serving physician groups in the southeastern United States. Mr. Jacobson currently serves on the board of directors of Diversified Therapy Corporation, a national network of clinical wound care centers, Pricare Management Services Corporation, a physician management company, and Chiro Alliance Corp., a Florida based chiropractic management company. In 1991 Jacobson Consulting and The Stellar Group, an international design build company formed Stellar Health to design and develop medical facilities. Mr. Jacobson serves as corporate vice president of the Stellar Health division. Mr. Jacobson holds a Bachelor of Science degree from Christian Brothers University and an MBA from De Paul University, Graduate School of Business.

MATTHEW W. SHAW. Mr. Shaw has been a member of the Board of Directors of the Company since January 2003. Mr. Shaw began his career with Deloitte & Touche in 1992, providing financial advisory services to clients across multiple industries and later moved to venture capital with Prime New Ventures in 1998. Mr. Shaw helped Prime successfully invest a $100 million fund. In 2000, Mr. Shaw left Prime to help open the Austin office for Centennial Ventures, a venture capital firm with over $1.0 billion under management. In 2002, Mr. Shaw became a principal with Crossbow Ventures, a $160 million venture capital firm located in his home state of Florida. At Crossbow, Mr. Shaw targets his investment activities in the communications, services, and outsourcing industries. He is active on the board of a number of Crossbow's portfolio companies. He received a Masters of Business Administration from the Harvard Graduate School of Business in 1998, and a Bachelor of Business Administration, Cum Laude, from the University of Miami in 1992.


STANLEY S. TROTMAN, JR. Mr. Trotman has been a member of the Board of Directors of the Company since May 1998 and serves on the Company's Audit and Compensation Committees. Mr. Trotman also serves on the Board of Directors of American Shared Hospital Services, Inc. (a public company that provides Gamma Knife stereotactic radiosurgery). Mr. Trotman retired in December 2000 as the Managing Director of the healthcare group at Paine Webber Inc. (an investment banking firm). Mr. Trotman had been with PainWebber since 1995, following the consolidation of Kidder Peabody & Company (also an investment banking firm) with PainWebber. From April 1990 to March 1995, Mr. Trotman was co-director of Kidder Peabody & Company's healthcare group. Prior to his tenure with Kidder Peabody & Company, Mr. Trotman had been with Drexel Burnham Lambert, Inc. for approximately 22 years. During his tenure at Drexel Burnham Lambert, Mr. Trotman served as the head of their healthcare group. Mr. Trotman received his undergraduate degree from Yale University in 1965 and in 1967 received his Masters from Columbia Business School.


GORDON C. RAUSSER, Ph.D. Dr. Rausser has been a member of the Board of Directors of the Company since May 1998 and serves on the Company's Compensation Committee. For more than nine years, Dr. Rausser was a principal and director at the Law and Economics Consulting Group, Inc., an economics consulting group that provides consulting and litigation support services primarily to Fortune 500 companies. He is Chairman of the Board of Directors of TriColor Line, Inc., a commercial real estate and export/import company with offices in San Francisco, London and Prague. From 1994 to 2000, Dr. Rausser served as Dean of the College of Natural Resources at the University of California, Berkeley and since 1986 as a Robert Gordon Sproul Distinguished Professor. He has won seventeen national awards for his innovative economic research and strategy analysis. He has also served as Chairman of the Department of Agriculture Resource Economics at the University of California at Berkeley (from 1979 to 1985 and, again, from 1992 to 1994). Dr. Rausser, while on leave from the University of California, Berkeley, served as the Senior Economist on the Council of Economic Advisors (1986-1987) and as Chief Economist of the Agency for International Development. Dr. Rausser also serves as a Senior Consultant at Charles River Associates, Inc., an economic and financial consulting firm. Dr. Rausser has a Bachelor of Science degree from California State University, Fresno, and a Master of Science degree and Ph.D. from the University of California, Davis.


JOHN H. ZEEMAN. Mr. Zeeman has been a member of the Board of Directors of the Company since January 2001 and is Chairman of the Company's Audit Committee. Since 1973, Mr. Zeeman has served as Chairman of the Board of Directors of Mariner Financial Corporation, a financial consulting firm which provides strategic planning and financing. Mr. Zeeman currently serves as a member of the Board of Directors of New Horizon Diagnostics, Inc., a company engaged in the manufacturing and sale of proprietary biomedical products, and Priva Technologies, Inc., a developer of high technology security systems. From 1989 to 1997, Mr. Zeeman served on the Board of Directors and as Chairman of the Executive Committee of Teklicon, Inc., a high technology firm specializing in litigation support. From 1995 to 1997, he was Chief Executive Officer of Condyne Electronics, Inc., a company specializing in electronic energy conservation equipment. In addition, from 1991 to 1997, Mr. Zeeman served as a member of the Board of Directors of HDA International SA, a leading European manufacturer of computer parts for IBM, Sony and others. From 1968 to 1973, Mr. Zeeman served as President and Chief Executive Officer of Appolo Industries, a diversified holding company. He resigned from Appolo after the company was sold. Mr. Zeeman was a founding shareholder of MCI Communications, Inc. and served on its Board of Directors until its initial public offering. Mr. Zeeman served as a financial analyst at L.F. Rothchild, Inc. and as a corporate finance partner at Andresen and Company, Inc. Mr. Zeeman served as an officer in the Royal Dutch Navy and he was a graduate of its academy.

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



SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") on a timely basis. Reporting Persons are required to furnish the Company with copies of all such forms that they file. Except as provided below, the Company believes, based solely on its review of such forms, that all filing requirements applicable to Reporting Persons during and with respect to fiscal year 2002 were complied with on a timely basis.



                                                                 NUMBER OF LATE     NUMBER OF TRANSACTIONS
NAME                                                                 REPORTS          NOT TIMELY REPORTED
----                                                             --------------     -----------------------
DVI Financial Services, Inc.                                          ***                     ***

John J. Fuery                                                         ***                     ***

Mercurius Beleggingsmaatchappij BV                                    ***                     ***

Participatie Maatschappij Avanti Limburg BV                           ***                     ***

Gordon C. Rausser                                                      1                       1

Matthew W. Shaw                                                        1                       0

John W. Wells, Jr.                                                     1                       1

John H. Zeeman                                                         1                       1


***To the Company's knowledge, none of DVI Financial Services, Inc., John J. Fuery, Mercurius Beleggingsmaatchappij BV or Participatie Maatschappij Avanti Limburg BV has filed the report(s), pertaining to ownership of the Company's securities, required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes compensation earned by, or paid to (a) each person serving as the Chief Executive Officer of the Company, (b) each person serving as an executive officer of the Company, other than the Chief Executive Officer, on December 31, 2002 and (c) each person that served as an executive officer of the Company during fiscal year 2002 and who earned more than $100,000 in salary and bonus during the year. Each of Jeffrey A. Goffman, Richard A. Baker and Gerald D. Boyajian shall be referred to collectively as the "Named Executive Officers."

                                                                             COMPENSATION
                                           --------------------------------------------------------------------------------------
                                                                ANNUAL                           LONG TERM
                                           ------------------------------------------------     COMPENSATION
NAMED EXECUTIVE                   FISCAL                                                           AWARDS              ALL
  OFFICER                          YEAR          SALARY(1)          BONUS        OTHER(2)         OPTIONS(3)          OTHER
  -------                          ----          ---------          -----        --------       ---------------       -----

------------------------------ ----------- ------------------- -------------- ------------- --------------------- ---------------
Jeffrey A. Goffman                2002        $275,000                                                               $12,000(6)
   President, Chief               2001        $262,000         $100,000(4)                                           $12,000
   Executive Officer              2000        $250,000                        $75,000(5)             200,000         $12,000
   & Director

Richard A. Baker                  2002        $180,000                                                               $12,000(7)
   Sr. Vice President             2001        $104,000                                               125,000
   & Chief
  Financial Officer

Gerald D. Boyajian(8)             2002        $118,000                                                               $11,000(9)
   Vice President                 2001        $ 95,000                                                45,000         $ 2,000
   & Chief Operating              2000        $ 57,000
   Officer
------------------------------ ----------- ------------------- -------------- ------------- --------------------- ---------------


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

         (6) The amount provided in the "All Other Compensation" column for Mr. Goffman consists of: $6,000 received in 2000, 2001, and 2002 for auto expenses; and $6,000 received in 2000, 2001, and 2002 for premiums on life insurance for his benefit.

         (7) The amount provided in the "All Other Compensation" column for Mr. Baker consists of: $6,000 received in 2002 for auto expenses; and $6,000 received in 2002 for premiums on life insurance for his benefit.

         (8) Gerald D. Boyajian resigned from his position of Vice President and Chief Operating Officer on December 7, 2002.

         (9) The amount provided in the "All Other Compensation" column for Mr. Boyajian consists of: $1,000 received in 2001 and $5,500 received in 2002 for auto expenses; and $1,000 received in 2001 and $5,500 received in 2002 for premiums on life insurance for his benefit.


OPTION GRANTS IN LAST FISCAL YEAR

         No stock options were granted by the Company during the fiscal year ended December 31, 2002.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information about exercised stock options held by the Named Executive Officers. During fiscal year 2002, none of the Named Executive Officers exercised stock options.


                                                            ----------------------------------- -----------------------------------
                                                                   NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT YEAR END                    AT YEAR END
------------------------- ------------------ -------------- --------------- ------------------- --------------- -------------------
                           SHARES AQUIRED        VALUE
                             ON EXERCISE        REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------------- ------------------ -------------- --------------- ------------------- --------------- -------------------
Jeffrey A. Goffman                0                0           200,000                0
------------------------- ------------------ -------------- --------------- ------------------- --------------- -------------------
Richard A. Baker                  0                0            15,000          110,000
------------------------- ------------------ -------------- --------------- ------------------- --------------- -------------------
Gerald D. Boyajian(1)             0                0                 0                0
------------------------- ------------------ -------------- --------------- ------------------- --------------- -------------------

         (1) Gerald D. Boyajian resigned from his position of Vice President and Chief Operating Officer on December 7, 2002. Mr. Boyajian forfeited his stock option grants upon his resignation.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         No award was granted to any of the named Executive Officers during the fiscal year ended December 31, 2002 under any Long-Term Incentive Plan.

BOARD COMPENSATION

         During 2002, each non-employee member of the Board earned $5,000 per quarter for Board Meetings attended and other member duties and was reimbursed for his reasonable expenses in connection with attending Board and committee meetings.

EMPLOYMENT CONTRACTS

         Mr. Goffman serves as our Chief Executive Officer pursuant to the terms of a five-year employment agreement, as amended on September 13, 2000. Mr. Goffman's employment agreement will terminate on May 22, 2005. Under the terms of his employment agreement, Mr. Goffman receives a base salary of $250,000 per year, which increases by at least 5% each year. In addition, Mr. Goffman receives a bonus ranging from a minimum of $50,000 to a maximum of $100,000. His bonus increases on a pro rata basis based upon the amount of an investment in our common stock. Thus, to obtain the minimum bonus there must be a $3 million investment and to obtain the maximum bonus there must be a $5 million investment. If Mr. Goffman's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. Goffman's employment agreement, he is entitled to the following severance:

         (1) One-sixth (1/6) of his then annual salary, plus one-sixth (1/6) of any bonus paid to him or accrued for his benefit within the previous twelve (12) months. In the event of a "Change of Control", as defined in the agreement, he shall be paid one-half (1/2) of his annual salary, plus one-half (1/2) of any bonus paid to him or accrued for his benefit with the previous twelve (12) months.

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

         (3) Any and all accrued vacation pay, back wages and accrued sick pay; and

         (4) Medical benefits until the earlier of (x) the sixth month anniversary of Mr. Goffman's termination date or (y) the date on which Mr. Goffman becomes eligible for another employer's health insurance.

         If Mr. Goffman's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth of his then annual base salary, plus one-sixth of any bonuses paid or accrued to him within the previous 12 months.

         Under the terms of his employment agreement, Mr. Goffman received options to purchase 200,000 shares of common stock, at an exercise price of $2.00 per share.

         Mr. Baker serves as our Chief Financial Officer pursuant to the terms of a three-year employment agreement dated April 1, 2002. Mr. Baker's employment agreement will terminate on April 1, 2005. Under the terms of his employment agreement, Mr. Baker receives a base salary of $180,000 per year, which increases by at least 5% each year. In addition, Mr. Baker is eligible to receive an annual bonus as determined by the Chief Executive Officer and the Compensation Committee and to earn an annual grant of stock options for 50,000 shares as determined by the Compensation Committee. If Mr. Baker's employment agreement is terminated by us for any reason other than "cause," as defined in Mr. Baker's employment agreement, he is entitled to the following severance:

         (1) One-sixth (1/6) of his then annual salary, plus one-sixth (1/6) of any bonus paid to him or accrued for his benefit within the previous twelve (12) months. In the event of a "Change of Control", as defined in the agreement, he shall be paid one-half (1/2) of his annual salary, plus one-half (1/2) of any bonus paid to him or accrued for his benefit with the previous twelve (12) months.

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

         (3) Any and all accrued vacation pay, back wages and accrued sick pay; and

         (4) Medical benefits until the earlier of (x) the sixth month anniversary of Mr. Baker's termination date or (y) the date on which Mr. Baker becomes eligible for another employer's health insurance.

         If Mr. Baker's employment is terminated as a result of a change in control, then he is entitled to receive one-half (1/2) of his annual base salary plus one-half (1/2) of any bonuses paid or accrued within the previous twelve months.

         If Mr. Baker's employment agreement is terminated by reason of death or long-term disability, then he is entitled to one-sixth of his then annual base salary, plus one-sixth of any bonuses paid or accrued to him within the previous 12 months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 7, 2003, the number of shares of OnCure Common Stock owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of OnCure Common Stock, (ii) each director and executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by such person.

                                                                                  AMOUNT AND
                                                                                    NATURE              PERCENT OF
NAME AND ADDRESS                                             TITLE               OF BENEFICIAL            COMMON
OF BENEFICIAL OWNER (1)                                    OF CLASS              OWNERSHIP (2)          STOCK OWNED
-----------------------                                    --------              -------------          -----------
Shyam B. Paryani, MD                                     Common Stock               906,311(3)            9.8%

Jeffrey A. Goffman                                       Common Stock             1,349,500(4)           14.5%

Richard A. Baker                                         Common Stock                15,000(5)            0.2%

Gerald D. Boyajian                                       Common Stock                -                     -

Stanley S. Trotman, Jr.                                  Common Stock               225,900(7)            2.5%

Gordon C. Rausser                                        Common Stock               260,100(8)            2.9%

Matthew W. Shaw                                          Common Stock                -                     -

Charles J. Jacobson                                      Common Stock              276,433(10)            3.1%

John H. Zeeman                                           Common Stock               24,200(11)            0.3%

John W. Wells, Jr., MD                                   Common Stock              552,347(12)            6.0%

John J. Fuery, MD                                        Common Stock                2,278,303           25.9%
44 Farragut Avenue
Piedmont, CA 94610

DVI Financial Services, Inc.                             Common Stock                  948,555           10.8%
5355 Town Center Road
Boca Raton, FL 33486

Mercurius Beleggingsmaatschappij BV                      Common Stock            1,538,462(13)           17.5%
and
Participatie Maatschappij Avanti Limburg BV
Akerstraat 126
6417 AG Heerlen
Netherlands

Crossbow Venture Capital Partners, LP                    Common Stock            2,538,462(14)           22.4%
One North Clematis Street, Suite 510
West Palm Beach, FL 33401

Officers and Directors as a Group (9 persons)            Common Stock            3,609,791(15)           34.6%


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

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o OnCure Technologies, 610 Newport Center Drive, Suite 350, Newport Beach, CA 92660.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of OnCure Common Stock issuable upon the exercise or conversion of options, warrants or preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of the Record Date, are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or preferred stock but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Includes: (i) 59,390 shares of Common Stock issuable upon the exercise of certain stock options, (ii) 320,513 shares of Common Stock issuable upon conversion of 166.67 shares of Series D Stock, and (iii) 96,000 shares of Common Stock issuable upon conversion of 36 shares of Series H Stock.

(4) Includes: (i) 200,000 shares of Common Stock issuable upon the exercise of certain stock options, (ii) 10,000 shares of Common Stock issuable upon the exercise of certain warrants, and (iii) 96,000 shares of Common Stock issuable upon conversion of 36 shares of Series H Stock.

(5) Includes 15,000 shares of Common Stock issuable upon the exercise of certain stock options.

(6) Gerald D. Boyajian resigned from his position as Chief Operating Officer on December 7, 2002.

(7) Includes: (i) 26,500 shares of Common Stock issuable upon the exercise of certain stock options and (ii) 96,000 shares of Common Stock issuable upon conversion of 36 shares of Series H Stock.

(8) Includes: (i) 26,600 shares of Common Stock issuable upon the exercise of certain stock options, (ii) 10,000 shares of Common Stock issuable upon the exercise of certain warrants, and (iii) 96,000 shares of Common Stock issuable upon conversion of 36 shares of Series H Stock.

(9) Mr. Shaw is a designee of the holders of shares of Series E Stock. Mr. Shaw is an employee of Crossbow Venture Capital Corp., the general partner of Crossbow Venture Capital Partners, LP.

(10) Includes: (i) 38,600 shares of Common Stock issuable upon the exercise of certain stock options, (ii) 10,000 shares of Common Stock issuable upon the exercise of certain warrants, and (iii) 93,333 shares of Common Stock issuable upon conversion of 35 shares of Series H Stock.

(11) Mr. Zeeman is a designee of the holders of shares of Series E Stock. Includes 24,200 shares of Common Stock issuable upon the exercise of certain stock options.

(12) Includes: (i) 1,200 shares of Common Stock issuable upon exercise of certain stock options, (ii) 320,513 shares of Common Stock issuable upon conversion of 166.67 shares of Series D Stock, and (iii) 96,000 shares of Common Stock issuable upon conversion of 36 shares of Series H Stock.

(13) Mercurius Beleggingsmaatschappij BV ("Mercurius") and Participatie Maatschappij Avanti Limburg BV ("Avanti") each own 250 shares of Series E Stock. Such shares of Series E Stock are convertible into 769,231 shares of Common Stock. However, based on a Schedule 13G filed by Mercurius and Avanti with the SEC on May 30, 2001, Mercurius and Avanti are deemed a "group." As such, Mercurius and Avanti are deemed to beneficially own each other's shares Common Stock (or an aggregate of 1,538,462 shares of Common Stock). In addition, the Schedule 13G also states that Mercurius is wholly owned by Stichting Administratiekantoor Aandelen Stienstra, which is deemed to beneficially own the shares beneficially owned by Mercurius.

(14) Includes: (i) 1,000,000 shares of Common Stock issuable upon the exercise of certain warrants and (ii) 1,538,462 shares of Common Stock issuable upon conversion of 500 shares of Series E Stock.

         Based on a Schedule 13G filed with the SEC on May 17, 2002, Crossbow Venture Capital Corp., the general partner of Crossbow Venture Capital Partners, LP, may be deemed to beneficially own all 2,538,462 shares of Common Stock beneficially owned by Crossbow Venture Capital Partners, LP.

(15) Includes: (i) 385,990 shares of Common Stock issuable upon the exercise of certain stock options, (ii) 30,000 shares of Common Stock issuable upon the exercise of certain warrants, (iii) 641,026 shares of Common Stock issuable upon conversion of 333.34 shares of Series D Stock and
         (iv) 477,333 shares of Common Stock issuable upon conversion of 215 shares of Series H Stock

 SERIES D STOCK

         The following table sets forth, as of March 7, 2003 the number of shares of Series D Stock owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Series D Stock,
(ii) each director and executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by such person.




                                                                                  AMOUNT AND
                                                                                    NATURE              PERCENT OF
NAME AND ADDRESS                                             TITLE               OF BENEFICIAL           SERIES D
OF BENEFICIAL OWNER (1)                                    OF CLASS              OWNERSHIP (2)          STOCK OWNED
-----------------------                                    --------              -------------          -----------
Shyam B. Paryani, MD                                    Series D Stock                166.67              16.67%

Jeffrey A. Goffman                                      Series D Stock                   -                  -

Richard A. Baker                                        Series D Stock                   -                  -

Gerald D. Boyajian (3)                                  Series D Stock                   -                  -

Stanley S. Trotman, Jr.                                 Series D Stock                   -                  -

Gordon C. Rausser                                       Series D Stock                   -                  -

Matthew W. Shaw (4)                                     Series D Stock                   -                  -

Charles J. Jacobson                                     Series D Stock                   -                  -

John H. Zeeman (5)                                      Series D Stock                   -                  -

John W. Wells, Jr., MD                                  Series D Stock                166.67              16.67%

Walter P. Scott, MD                                     Series D Stock                166.67              16.67%

Douglas W. Johnson, MD                                  Series D Stock                166.67              16.67%

Sonja Schoppel, MD                                      Series D Stock                166.66              16.66%

Abhjit Deshmukh, MD                                     Series D Stock                166.66              16.66%

Officers and Directors as a Group (9 persons)           Series D Stock                10,000               100%



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

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o OnCure Technologies, 610 Newport Center Drive, Suite 350, Newport Beach, CA 92660.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of OnCure Common Stock issuable upon the exercise or conversion of options, warrants or preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of the Record Date, are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or preferred stock but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Gerald D. Boyajian resigned from his position as Chief Operating Officer on December 7, 2002.

 SERIES E STOCK

         The following table sets forth, as of March 7, 2003, the number of shares of Series E Stock owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Series E Stock,
(ii) each director and executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by such person.

                                                                                  AMOUNT AND
                                                                                    NATURE              PERCENT OF
NAME AND ADDRESS                                             TITLE               OF BENEFICIAL           SERIES E
OF BENEFICIAL OWNER (1)                                    OF CLASS              OWNERSHIP (2)          STOCK OWNED
-----------------------                                    --------              -------------          -----------
Shyam B. Paryani, MD                                    Series E Stock                  -                    -

Jeffrey A. Goffman                                      Series E Stock                  -                    -

Richard A. Baker                                        Series E Stock                  -                    -

Gerald D. Boyajian (3)                                  Series E Stock                  -                    -

Stanley S. Trotman, Jr.                                 Series E Stock                  -                    -

Gordon C. Rausser                                       Series E Stock                  -                    -

Matthew W.  Shaw (4)                                    Series E Stock                  -                    -

Charles J. Jacobson                                     Series E Stock                  -                    -

John H. Zeeman (5)                                      Series E Stock                  -                    -

John W. Wells, Jr., MD                                  Series E Stock                  -                    -

Mercurius Beleggingsmaatschappij BV                     Series E Stock                500(6)                50%
and
Participatie Maatschappij Avanti Limburg BV
Akerstraat 126
6417 AG Heerlen
Netherlands

Crossbow Venture Capital Partners, LP                   Series E Stock               500(7)                  50%
One North Clematis Street, Suite 510
West Palm Beach, FL 33401

Officers and Directors as a Group (9 persons)           Series E Stock                   -                   -



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

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o OnCure Technologies, 610 Newport Center Drive, Suite 350, Newport Beach, CA 92660.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of OnCure Common Stock issuable upon the exercise or conversion of options, warrants or preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of the Record Date, are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or preferred stock but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Gerald D. Boyajian resigned from his position as Chief Operating Officer on December 7, 2002.

(4) Mr. Shaw is a designee of the holders of shares of Series E Stock. Mr. Shaw is an employee of Crossbow Venture Capital Corp., the general partner of Crossbow Venture Capital Partners, LP.

(5)      Mr. Zeeman is a designee of the holders of shares of Series E Stock.

(6) Mercurius and Avanti each own 250 shares of Series E Stock. However, based on a Schedule 13G filed by Mercurius and Avanti with the SEC on May 30, 2001, Mercurius and Avanti are deemed a "group." As such, Mercurius and Avanti are deemed to beneficially own each other's shares of Series E Stock (or an aggregate of 500 shares of Series E Stock). In addition, the Schedule 13G also states that Mercurius is wholly owned by Stichting Administratiekantoor Aandelen Stienstra, which is deemed to beneficially own the shares beneficially owned by Mercurius.

(7) Based on a Schedule 13G filed with the SEC on May 17, 2002, Crossbow Venture Capital Corp., the general partner of Crossbow Venture Capital Partners, LP, may be deemed to beneficially own all of the shares of Series E Stock beneficially owned by Crossbow Venture Capital Partners, LP.

SERIES H STOCK

         The following table sets forth, as of March 7, 2003, the number of shares of Series H Stock owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Series H Stock,
(ii) each director and executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by such person.


                                                                                  AMOUNT AND
                                                                                    NATURE              PERCENT OF
NAME AND ADDRESS                                             TITLE               OF BENEFICIAL           SERIES H
OF BENEFICIAL OWNER (1)                                    OF CLASS              OWNERSHIP (2)          STOCK OWNED
-----------------------                                    --------              -------------          -----------
Shyam B. Paryani, MD                                    Series H Stock                 36                   16.74%

Jeffrey A. Goffman                                      Series H Stock                 36                   16.74%

Richard A. Baker                                        Series H Stock                  -                      -

Gerald D. Boyajian (3)                                  Series H Stock                  -                      -

Stanley S. Trotman, Jr.                                 Series H Stock                 36                   16.74%

Gordon C. Rausser                                       Series H Stock                 36                   16.74%

Matthew W. Shaw                                         Series H Stock                  -                      -

Charles J. Jacobson                                     Series H Stock                 35                   16.30%

John H. Zeeman                                          Series H Stock                  -                      -

John W. Wells, Jr., MD                                  Series H Stock                  36                  16.74%

Officers and Directors as a Group (9 persons)           Series H Stock                 215                    100%



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

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o OnCure Technologies, 610 Newport Center Drive, Suite 350, Newport Beach, CA 92660.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of OnCure Common Stock issuable upon the exercise or conversion of options, warrants or preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of the Record Date, are deemed outstanding for computing the percentage ownership of the person holding such options, warrants or preferred stock but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Gerald D. Boyajian resigned from his position as Chief Operating Officer on December 7, 2002.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     We do not believe that any of the transactions described below were made on terms less favorable to us than those that would have been available from unaffiliated parties and do not anticipate entering into transactions with affiliated parties in the future on terms less favorable than those that would be available from unaffiliated parties.

FORMATION OF THE VENTURE

         On January 24, 2003, the Company, together with Ninth City Landowners, LLP ("Ninth City"), formed the FROG OnCure Southside, LLC (the "Venture") for the purpose of operating and managing the Wells Complex Clinic and the Southside Cancer Center, both in Jacksonville, FL. OnCure and Ninth City each own a 50% interest in the Venture. The Venture will be governed by a board of managers consisting of four members, two each from OnCure and Ninth City. The members agreed to an initial capital contribution of $1.25 million from both Ninth City and the Company. Ninth City contributed $1.25 million in cash. The Company contributed its ownership interest in the Wells Complex Clinic, valued at $700,000, and issued a promissory note in the amount of $300,000 to Ninth City, and the Venture issued a promissory note in the amount of $ 250,000 to Ninth City. Drs. Shyam B. Paryani and John W. Wells (each of whom is a director and shareholder of the Company) are partners of Ninth City.

SALE AND LEASEBACK OF THE WELLS COMPLEX CLINIC

         On January 24, 2003, USCC Florida Acquisition Corp., a wholly-owned subsidiary of the Company ("USCC Florida"), entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Ninth City pursuant to which Ninth City purchased certain real property owned by USCC Florida, located at 3599 University Blvd. S., Suite 1500, Jacksonville, FL 32216 (the "Wells Complex Clinic") for $500,000. The purchase price for the land and building was paid in cash at closing. Concurrently with the sale, the Company entered into a lease with Ninth City pursuant to which Ninth City agreed to lease the Wells Complex Clinic to the Company for a period of 10 years at a rate of $5,885 per month, with annual increases equal to the CPI. Drs. Shyam B. Paryani and John W. Wells (each of whom is a director and shareholder of the Company) and Drs. Walter P. Scott, Douglas W. Johnson, Sonja Schoppel and Abhjit Deshmukh (each of whom is a shareholder of the Company) are practicing physicians with the Company, partners of FROG and members of Ninth City.

ACQUISITION OF THE SOUTHSIDE CANCER CENTER

         On January 31, 2003, the Venture entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Florida Oncology Associates, P.L. ("FOA") and certain of FOA's members. Pursuant to the Asset Purchase Agreement, the Venture acquired the assets and business pertaining to the Southside Cancer Center and, in connection therewith, entered into a lease with Golden Pond II, LLC, a wholly-owned subsidiary of FOA.

         The purchase price for the Acquisition was $5,500,000 (the "Purchase Price"), which was funded in part by a loan (the "Loan") in the aggregate principal amount of $4,250,000. The Venture obtained the Loan from DVI Financial Services, Inc., the Company's principal lender and the beneficial owner of more than 5% of the Company's voting securities ("DVI"). The Loan (i) bears interest at 8.75% per annum, (ii) matures on January 28, 2009, and (iii) is secured by substantially all the receivables and equipment of the Venture. Approximately, $2,125,000 of the Loan is guaranteed by the Company. As part of the Acquisition, the Venture assumed accounts receivable of $363,000 and no indebtedness of FOA.

THE DECEMBER FINANCING

         In December 2003, certain member's of the Company's Board of Directors (i.e., Dr. Shyam Paryani, Jeffrey A. Goffman, Stanley S. Trotman, Jr., Gordon C. Rausser, Dr. John W. Wells, Jr., and Charles J. Jacobson) purchased an aggregate of 215 shares of Series H Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series H Stock") for an aggregate purchase price of $430,000 in cash.

         The Series H Stock bears a cumulative compounding dividend of 8% per annum. Each share of Series H Stock is convertible at any time at the option of the holder into a number of fully paid and non-assessable shares of the Company's Common Stock equal to the quotient of (x) $2,000 plus an amount equal to all accrued and unpaid dividends on such share of Series H Stock being converted divided by (y) $.75. The Certificate of Designations relating to the Series H Stock contains customary anti-dilution protection for the shares of Series H Stock. The holders of the Series H Stock are entitled to full voting rights as if their shares had been converted into shares of the Company's Common Stock and vote as a separate class on all matters adversely affecting the Series H Stock.

         On December 23, 2002, the Company entered into a Purchase Agreement with Crossbow Venture Capital Partners LP, a shareholder of the Company ("Crossbow"), whereby the Company issued a note in the aggregate principal amount of $500,000 (the "December Note") to Crossbow for an aggregate purchase price of $500,000. The December Note (i) bears interest at the rate of 8% per annum, (ii) matures on May 15, 2003, (iii) is unsecured, and (iv) is convertible into 250 shares of Series H Stock, at the option of Crossbow, or such other series of preferred stock that may be issued by the Company prior to the maturity date of the December Note.

THE CORPUS CHRISTI TRANSACTION

         On September 30, 2002, U.S. Cancer Care, Inc., a wholly-owned subsidiary of the Company ("USCC"), entered into an Option to Purchase Agreement (the "Option Purchase Agreement") with DVI. Pursuant to the Option Purchase Agreement, USCC granted DVI an option (the "Option") to purchase 100% of the issued and outstanding membership interest (the "Interest") in Corpus Christi Acquisition, LLC ("CCA"), in exchange for 837,758 shares (the "Shares") of the Company's Common Stock owned by DVI. The purchase price for the Interest upon exercise of the Option was: (i) one dollar ($1.00), (ii) the forgiveness, release and discharge by DVI of all indebtedness (the "DVI Indebtedness") relating to

CCA owed by the Company or its affiliates to DVI, and (iii) the assumption of all of the indebtness (the "Assumed Indebtedness") of the Company and its affiliates, including the DVI Indebtedness, relating to the operations of CCA.

         In accordance with the Option Purchase Agreement, DVI assigned its right to exercise the Option to Dolphin Medical Inc. ("Dolphin"). Pursuant to a Purchase Agreement (the "Purchase Agreement"), dated as of October 31, 2002 and effective as of September 30, 2002, by and among Dolphin, USCC and the Company, Dolphin exercised the Option and purchased the Interest by assuming all of the Assumed Indebtedness and, in connection therewith, DVI released and discharged the Company and its affiliates from their obligation to repay the DVI Indebtedness. The Company recorded a gain of $1.0 million on the sale of the Interest to Dolphin.

THE MAY FINANCING

         On May 15, 2002, the Company entered into a Purchase Agreement with Crossbow, whereby the Company issued (i) a note in the aggregate principal amount of $1.0 million (the "May Note") and (ii) a warrant to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock (the "Warrant") for an aggregate purchase price of $1.0 million. The May Note (i) bears interest at the rate of 8% per annum, (ii) matures on May 15, 2003, (iii) is unsecured, and
(iv) is convertible into 500 shares of Series H Stock. The Warrants have an exercise price of $0.75 per share and are exercisable for a period of five (5) years.

LEASE AGREEMENTS

         The Company leases the East Bay Regional Cancer Center, the Turlock Regional Cancer Center and the Sonora Cancer Center from a corporation owned by Dr. John J. Fuery. The Company's annual rental payments, in accordance with the terms of these leases, are $211,000 (East Bay), $128,000 (Turlock) and $85,000 (Sonora). Dr. John J. Fuery is a shareholder of the Company and a former member of the Company's Board of Directors.

         The Company leases the Florida Cancer Center - Orange Park from Sixth City Landowners, LLP and the Florida Cancer Center - Palatka from Eighth City Landowners, LLP. The Company's annual rental payments, in accordance with the terms of these leases, are $162,000 (Orange Park) and $90,000 (Palatka). Drs. Shyam B. Paryani and John W. Wells, each of whom is a director and shareholder of the Company, hold ownership interests in Sixth City Landowners and Eight City Landowners.

         As noted above, the Company leases the Wells Complex Clinic from Ninth City.

MEDICAL SUPPLIES AGREEMENT

         The Company and North Florida Cyclotron Center, LLC ("NFCC") are parties to a supply agreement pursuant to which NFCC provides the Company with medical supplies. In 2002, the Company paid NFFC an aggregate of approximately $229,000 pursuant to the supply agreement. Drs. Shyam B. Paryani and John W. Wells, each of whom is a director and shareholder of the Company, hold ownership interests in NFCC.

FINANCING AGREEMENTS

         As a way of financing certain aspects of its operations, the Company obtains financing from DVI. The Company has entered into a series of financing agreements with DVI. At December 31, 2002, the principal amount of borrowings under these agreements was approximately $11.6 million with interest rates ranging from 8.8% to 15.0%. During the fiscal year 2002, the Company paid DVI approximately $1.4 million as payment for accrued interest on these borrowings.

         DVI provides the Company with a revolving line of credit pursuant to two loan and security agreements. The maximum amount available under this credit facility is $4.4 million with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% to 2.25% over the prime lending rate. This line of credit expires on June 30, 2004 but is renewable for a one-year term at the expiration date. At December 31, 2002, we had approximately $4.4 million of borrowings under this credit facility.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

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

3.9      By-Laws of the Registrant. (7)

3.10 Articles of Amendment to the Articles of Incorporation of the Corporation dated May 15, 2002. (8)

10.1     Employment Agreement, dated as of May 22, 1998, by and between Jeffrey
         A. Goffman and U.S. Cancer Care. (3)

10.2 Amendment to Employment Agreement, dated as of September 13, 2000, by and between Jeffrey A. Goffman and U.S. Cancer Care. (3)

10.3     2001 OnCure Technologies Corp. Stock Option Plan. (9)

10.4 Professional Services Agreement, dated as of August 1, 1999, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group and USCC Health Care Management Corporation. (9)

10.5 Assignment of and Amendment to Agreement, dated as of August 1, 2000, by and between The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc. and USCMC-USCC Partnership. (10)

10.6 Second Assignment of and Amendment to Agreement, dated as of April 1, 2001, by and among The Permanente Medical Group, Inc., Radiation Oncology Medical Group, USCC Health Care Management Corporation, USCC Medical Group-CA, Inc., USCMC-USCC Partnership and AuSam Medical Group, Inc. (10)

10.7 Medical Services Agreement, dated as of December 1, 2001, by and between U.S. Cancer Care Florida Radiation Oncology Group. (11)

10.9 Settlement Agreement and Mutual General Release, dated as of February 28, 2002, by and among W. Brian Fuery, Stunner Corporation, U.S. Cancer Management Corporation, USCMC-USCC Partnership, U.S. Cancer Care, Inc., and OnCure Technologies Corp.

10.10 Purchase Agreement, dated as of May 15, 2002, by and between OnCure Technologies Corp. and Crossbow Venture Capital Partners LP. (8)

10.11    Convertible Promissory Note dated as of May 15, 2002. (8)

10.12    Common Stock Purchase Warrant dated as of May 15, 2002. (8)

10.13 Purchase Agreement, dated as December 23, 2002, by and between OnCure Technologies Corp and Crossbow Venture Capital Partners LP.

10.14    Convertible Promissory Note dated as of December 23, 2002.

10.15 Subscription Agreement, dated as of December 5, 2002, by and between OnCure Technologies Corp. and Jeffrey A. Goffman.

10.16 Subscription Agreement, dated as of December 6, 2002, by and between OnCure Technologies Corp. and Charles J. Jacobson.

10.17 Subscription Agreement, dated as of December 7, 2002, by and between OnCure Technologies Corp. and Gordon C. Rausser.

10.18 Subscription Agreement, dated as of December 15, 2002, by and between OnCure Technologies Corp. and John W. Wells, Jr.

10.19 Subscription Agreement, dated as of December 18, 2002, by and between OnCure Technologies Corp. and Shyam B Paryani.

10.20 Subscription Agreement, dated as of December 6, 2002, by and between OnCure Technologies Corp. and Stanley A. Trotman, Jr.

21.1     List of Subsidiaries.

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

(7) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB filed by the Company on June 22, 2000.

(8) Filed as an exhibit to the Quarterly Report filed by the Company on May 15, 2002.

(9) Filed as an exhibit to the Registration Statement on Form S-8 filed by the Company on January 16, 2002.

(10) Filed as an exhibit to Amendment No. 2 of the Annual Report on Form 10-KSB/A filed by the Company on October 18, 2001.

(11) Filed as an exhibit to Amendment No. 4 to the Registration Statement on Form SB-2 filed by the Company on October 19, 2001.



(b)     Current Reports on Form 8-K.

         On October 7, 2002, the Company filed a current report on Form 8-K reporting under Item 5 that its wholly-owned subsidiary, U.S. Cancer Care, Inc. granted DVI Financial Services, Inc. an option to purchase 100% of the issued and outstanding membership interest in Corpus Christi Acquisition, LLC, in exchange for 837,758 shares of Company's common stock owned by DVI.

         On November 8, 2002, the Company filed a current report on Form 8-K reporting under Item 5 that DVI assigned its right to exercise its option to purchase 100% of the issued and outstanding membership interest in Corpus Christi Acquisition, LLC to Dolphin Medical, Inc. and that Dolphin Medical, Inc. exercised such option.

ITEM 14. CONTROLS AND PROCEDURES


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

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ONCURE TECHNOLOGIES CORP.


Dated: April 11, 2003                     By: /s/ Jeffrey A. Goffman
                                              ----------------------
                                          Jeffrey A. Goffman
                                          Chief Executive Officer, President,
                                          Secretary and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              Name                                           Position
              ----                                           ---------
/s/ Shyam B. Paryani, MD
------------------------
Shyam B. Paryani, MD                              Chairman of the Board of Directors                    April 11, 2003

/s/ Jeffrey A. Goffman
----------------------
Jeffrey A. Goffman                    Chief Executive Officer, President, Secretary and Director        April 11, 2003

/s/ Richard A. Baker
--------------------
Richard A. Baker                           Chief Financial Officer and Senior Vice President            April 11, 2003
                                                    (principal accounting officer)

/s/ Charles J. Jacobson
-----------------------
Charles J. Jacobson                                            Director                                 April 11, 2003

/s/ Stanley S. Trotman, Jr.
---------------------------
Stanley S. Trotman, Jr.                                        Director                                 April 11, 2003

/s/ Gordon C. Rausser, Ph.D.
----------------------------
Gordon C. Rausser, Ph.D.                                       Director                                 April 11, 2003

/s/ Matthew W. Shaw
-------------------
Matthew W. Shaw                                                Director                                 April 11, 2003

/s/ John H. Zeeman
------------------
John H. Zeeman                                                 Director                                 April 11, 2003

/s/ John W. Wells, Jr., MD
--------------------------
John W. Wells, Jr., MD                                         Director                                 April 11, 2003

SECTION 302 CERTIFICATIONS

I, Jeffrey A Goffman, certify that:

(1) have reviewed this annual report on Form 10-KSB of OnCure Technologies
Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

                                        By: /s/ Jeffrey A. Goffman
                                            ----------------------
                                        Jeffrey A. Goffman
                                        President and Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, Richard A Baker, certify that:

(1) have reviewed this annual report on Form 10-KSB of OnCure Technologies
Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

                                       By: /s/ Richard A. Baker
                                           --------------------
                                       Richard A. Baker
                                       Senior Vice President and Chief Financial
                                         Officer

FINANCIAL STATEMENTS:

Report of Independent Auditors.....................................................................................F-1

Consolidated Balance Sheet as of December 31, 2002 and 2001........................................................F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2002, and 2001........................................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2002, and 2001........................................................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, and
2001...............................................................................................................F-6 - F-8

Notes to Consolidated Financial Statements.........................................................................F-9 - F-32

                            ONCURE TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

CONTENTS
--------------------------------------------------------------------------------



                                                                            PAGE


INDEPENDENT AUDITOR'S REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS
   Balance sheets                                                      F-2 - F-3
   Statements of operations                                                  F-4
   Statements of stockholders' equity                                        F-5
   Statements of cash flows                                            F-6 - F-8
   Notes to financial statements                                      F-9 - F-32

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of OnCure Technologies Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of OnCure Technologies Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OnCure Technologies Corp. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Stockton, California
March 6, 2003

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   DECEMBER 31,
                                                     -------------------------------------------
                                                           2002                    2001
                                                     -------------------    --------------------
CURRENT ASSETS
     Cash                                                    $   87,526              $   12,347
     Certificate of deposit                                     433,372                 400,000
     Accounts receivable - net                                3,582,026               5,464,097
     Prepaid expenses and other current assets                  586,473                 522,385
     Deferred income taxes                                      257,800                 246,711
                                                     -------------------    --------------------

                Total current assets                          4,947,197               6,645,540

RESTRICTED CASH                                                       -               1,025,000

NOTES RECEIVABLE                                                455,487                  25,000

PROPERTY AND EQUIPMENT - net                                 14,124,339              15,512,150

GOODWILL                                                     13,258,512              13,258,512

OTHER ASSETS, net                                                69,202                 471,694
                                                     -------------------    --------------------

                Total assets                                $32,854,737             $36,937,896
                                                     ===================    ====================


F-2
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
CURRENT LIABILITIES
     Accounts payable                                                           $ 3,134,032             $ 3,266,504
     Accrued liabilities                                                          1,185,249               1,682,793
     Lines of credit                                                              4,419,930               3,759,177
     Current portion of long-term debt                                            4,264,256               3,785,184
     Convertible notes payable                                                    1,500,000                       -
                                                                        --------------------    --------------------
                Total current liabilities                                        14,503,467              12,493,658

LONG-TERM DEBT                                                                   10,807,152              13,926,293

DEFERRED INCOME TAXES                                                               257,800                 246,711
                                                                        --------------------    --------------------
                Total liabilities                                                25,568,419              26,666,662
                                                                        --------------------    --------------------
MINORITY INTEREST                                                                   916,881                 653,425
                                                                        --------------------    --------------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)

Common stock - contingent, 24,788 and 655,668 shares issued
     and outstanding at December 31, 2002 and 2001, respectively                     49,576               1,311,336
                                                                        --------------------    --------------------

Redeemable preferred stock (Series H), $.001 par value, 215
     shares issued and outstanding (liquidation preference $430,000)                430,000                        -
                                                                        --------------------    --------------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 1,000,000 shares
         authorized, 3,000 shares issued and outstanding
         at December 31, 2002 and 2001                                           11,500,000              11,500,000

     Common stock, $.001 par value, 100,000,000 shares authorized,
         8,809,463 and 10,290,054 shares issued and outstanding
         at December 31, 2002 and 2001, respectively                                  8,809                  10,290

ADDITIONAL PAID-IN CAPITAL                                                        8,323,576               8,809,390

ACCUMULATED DEFICIT                                                             (13,942,524)            (12,013,207)
                                                                        --------------------    --------------------
                Total stockholders' equity                                        5,889,861               8,306,473
                                                                        --------------------    --------------------

                Total liabilities and stockholders' equity                      $32,854,737             $36,937,896
                                                                        ====================    ====================

See accompanying notes                                                       F-3
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
REVENUES
     Net patient service revenues                                           $    25,615,025            $ 22,732,308
                                                                        --------------------    --------------------

OPERATING EXPENSES
     Salaries and benefits                                                        7,416,587               6,362,267
     Medical supplies and services                                                5,784,940               5,325,242
     General and administrative                                                   9,858,581               8,281,627
     Non-cash stock option compensation                                                   -                  56,566
     Depreciation and amortization                                                2,274,265               3,097,583
     Impairment loss                                                                      -               2,893,851
                                                                        --------------------    --------------------
                Total operating expenses                                         25,334,373              26,017,136
                                                                        --------------------    --------------------
INCOME (LOSS) FROM OPERATIONS                                                       280,652              (3,284,828)
                                                                        --------------------    --------------------
OTHER INCOME (EXPENSE)
     Interest income                                                                 23,846                  74,314
     Interest expense                                                            (2,624,148)             (2,467,891)
     Amortization of deferred loan costs                                                  -                (161,077)
     Other expense, net                                                            (552,116)               (415,714)
     Gain (loss) on disposal of assets                                            1,453,789                (619,860)
                                                                        --------------------    --------------------
                Total other expense, net                                         (1,698,629)             (3,590,228)
                                                                        --------------------    --------------------

LOSS BEFORE MINORITY INTEREST
     AND INCOME TAX BENEFIT                                                      (1,417,977)              (6,875,056)

MINORITY INTEREST                                                                  (211,340)                (580,896)

INCOME TAX BENEFIT                                                                       -                   290,873
                                                                        --------------------    --------------------
NET LOSS                                                                      $  (1,629,317)           $  (7,165,079)
                                                                        ====================    ====================
NET LOSS                                                                      $  (1,629,317)           $  (7,165,079)

Deduct:     Preferred stock dividends                                             1,162,500                  834,250
                                                                        --------------------    --------------------

NET LOSS USED IN PER COMMON
     SHARE CALCULATION                                                        $  (2,791,817)           $  (7,999,329)
                                                                        ====================    ====================

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                                             $       (0.29)           $       (0.89)
                                                                        ====================    ====================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - basic and diluted                                              9,789,358                9,018,330
                                                                        ====================    ====================


F-4                                                       See accompanying notes
--------------------------------------------------------------------------------

                   ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                              ------------------------------------------------------------------------------
                                                     Preferred Stock                Common Stock
                                              ----------------------------- ------------------------------    Additional
                                                Number of                      Number of                        Paid-in
                                                 Shares         Amount           Shares         Amount          Capital
                                              ------------- --------------- ---------------- ------------- -----------------
BALANCE, JANUARY 1, 2001                             1,000     $ 5,000,000     7,412,316       $  7,413      $  6,714,238

Preferred stock - acquisition                        1,000       2,500,000             -              -                 -
Preferred stock issued for cash, net                 1,000       4,000,000             -              -          (753,637)
Accrued dividends                                        -               -             -              -           (84,250)
Dividends paid on preferred stock                        -               -             -              -                 -
Redeemable preferred stock
    exchanged for common stock                           -               -     1,337,738          1,337         2,807,913
Common stock issued for services
    and debt                                             -               -       530,000            530            59,470
Exercise of options and warrants                         -               -     1,010,000          1,010             9,090
Amortization of deferred compensation                    -               -             -              -                 -
Variable stock options award  adjustment                 -               -             -              -          (380,134)
Compensation from issuance of stock
    options and warrant re-pricing                       -               -             -              -            436,700
Net loss                                                 -               -             -              -                  -
                                              ------------- --------------- ---------------- ------------- -----------------

Balance, December 31, 2001                           3,000      11,500,000    10,290,054         10,290          8,809,390

Common stock exchanged for
    interest in partnership                             -                -      (642,833)          (643)          (417,198)
Sale of Corpus Christi Acquisition, LLC                 -                -      (837,758)          (838)          (300,755)
Discount on convertible note                            -                -             -              -            232,139
Dividends paid                                          -                -             -              -                  -
Net loss                                                -                -             -              -                  -
                                              ------------- --------------- ---------------- ------------- -----------------
Balance, December 31, 2002                           3,000     $11,500,000     8,809,463        $  8,809      $  8,323,576
                                              ============= =============== ================ ============= =================



                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                             ----------------------------------------------------

                                                                                      Total
                                                Deferred        Accumulated       Stockholders'
                                              Compensation        Deficit             Equity
                                             --------------- ------------------ -----------------
BALANCE, JANUARY 1, 2001                     $   (71,050)     $  (4,548,129)       $  7,102,472

Preferred stock - acquisition                          -                  -           2,500,000
Preferred stock issued for cash, net                   -                  -           3,246,363
Accrued dividends                                      -                  -             (84,250)
Dividends paid on preferred stock                      -           (300,000)           (300,000)
Redeemable preferred stock
    exchanged for common stock                         -                  -           2,809,250
Common stock issued for services
    and debt                                           -                  -              60,000
Exercise of options and warrants                       -                  -              10,100
Amortization of deferred compensation             71,050                  -              71,050
Variable stock options award  adjustment               -                  -            (380,134)
Compensation from issuance of stock
    options and warrant re-pricing                     -                  -             436,700
Net loss                                               -         (7,165,078)         (7,165,078)
                                             --------------- ------------------ -----------------

Balance, December 31, 2001                             -        (12,013,207)          8,306,473

Common stock exchanged for
    interest in partnership                            -                  -            (417,841)
Sale of Corpus Christi Acquisition, LLC                -                  -            (301,593)
Discount on convertible note                           -                  -             232,139
Dividends paid                                         -           (300,000)           (300,000)
Net loss                                               -         (1,629,317)         (1,629,317)
                                             --------------- ------------------ -----------------
Balance, December 31, 2002                     $       -       $ (13,942,524)       $  5,889,861
                                             =============== ================== =================


F-5                                                       See accompanying notes
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                                2002                     2001
                                                                        --------------------    --------------------
OPERATING ACTIVITIES
     Net loss                                                                  $(1,629,317)            $(7,165,078)
     Adjustments to reconcile net loss to net
         cash from operating activities:
            Depreciation and amortization                                        2,565,791               3,258,660
            (Gain) loss on disposal of property and equipment                     (380,250)                619,860
            Gain on sale of Corpus Christi Acquisition, LLC                     (1,009,422)                      -
            Gain on litigation settlement                                         (136,336)                      -
            Provision for doubtful accounts                                        488,739                       -
            Impairment loss                                                              -               2,893,851
            Stock-based compensation expense                                             -                  71,050
            Minority interest in income of subsidiary                              211,340                 580,896
            Deferred income taxes                                                        -                (290,873)
            Non-cash stock option and warrant
                compensation                                                             -                  56,566
            Write-down of investment in partnership                                      -                 338,065
     Changes in assets and liabilities:
            Accounts receivable - net                                            1,142,234                 (21,556)
            Prepaid expenses and other
              current assets                                                       (68,431)               (193,098)
            Other assets                                                           (15,850)                231,660
            Accounts payable and accrued expenses                                 (527,127)                862,465
                                                                        -------------------     -------------------
                Net cash from operating activities                                 641,371               1,242,468
                                                                        -------------------     -------------------
INVESTING ACTIVITIES
     Purchases of property and equipment                                        (4,718,849)             (2,657,676)
     Proceeds from sale of property of equipment                                 2,276,383                       -
     Investment in certificate of deposit                                          (33,372)               (400,000)
     Investment in partnership                                                           -                (889,408)
     Restricted cash                                                             1,025,000              (1,025,000)
     Investments in notes receivable                                              (430,487)                (25,000)
                                                                        -------------------     -------------------
                Net cash from investing activities                              (1,881,325)             (4,997,084)
                                                                        -------------------     -------------------

F-6
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------   ---------------------
FINANCING ACTIVITIES
     Preferred stock issued, net of offering cost                                   430,000               3,246,363
     Common stock issued                                                                  -                  10,100
     Convertible note payable issued                                              1,267,861                       -
     Detachable common stock warrants issued                                        232,139                       -
     Proceeds from long-term debt                                                 4,363,397               2,525,603
     Repayments of long-term debt                                                (4,976,538)             (3,312,785)
     Redemption of common stock - contingent                                       (545,420)               (335,000)
     Repayment of note payable to stockholder                                             -                (300,000)
     Net increase in lines of credit                                                843,694               2,181,986
     Dividends paid                                                                (300,000)               (300,000)
                                                                        --------------------   ---------------------
                Net cash from financing activities                                1,315,133               3,716,267
                                                                        --------------------   ---------------------
NET CHANGE IN CASH                                                                   75,179                 (38,349)

CASH, beginning of year                                                              12,347                  50,696
                                                                        --------------------   ---------------------
CASH, end of year                                                                $   87,526             $    12,347
                                                                        ====================   =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the periods for:
       Interest                                                                  $2,435,413             $ 2,383,485
     Income taxes                                                                $   12,713             $    15,671

SUPPLEMENTAL SCHEDULES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Effect of Acquisitions:
     Excess of purchase price over fair
         value of net assets acquired                                            $        -             $   940,967
     Other assets acquired                                                                -                 342,493
     Property  and equipment                                                              -               1,250,000
                                                                        --------------------   ---------------------
                Total assets acquired, net of cash                                        -               2,533,460

     Liabilities assumed                                                                  -                 (33,460)
     Issuance of preferred stock                                                          -              (2,500,000)
                                                                        --------------------   ---------------------
                Cash paid for acquisitions                                       $        -             $         -
                                                                        ====================   =====================

                                                                             F-7
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES (continued)

Effect of Sale - Corpus Christi Acquisition, LLC:
     Assets sold:
         Accounts receivable                                                     $  251,098             $         -
         Property and equipment                                                   1,929,000                       -
         Other assets                                                                 4,843                       -
                                                                        --------------------    --------------------
            Total assets sold                                                     2,184,941                       -

     Debt assumed by Dolphin Medical, Inc.:
     Accounts payable and accrued expenses                                          102,893                       -
     Lines of credit - DVI Financial Services, Inc.                                 182,941                       -
     Notes payable - DVI Financial Services, Inc.                                 2,603,257                       -
     Other debt                                                                       3,679                       -
                                                                        --------------------    --------------------
            Total debt assumed                                                    2,892,770                       -

     Common stock exchanged - DVI Financial Services, Inc.                          301,593                       -

     Gain on sale of Corpus Christi Acquisition, LLC                              1,009,422                       -
                                                                        --------------------    --------------------
            Cash received from sale                                              $        -             $         -
                                                                        ====================    ====================

     Preferred stock issued for financing                                        $        -             $ 2,500,000
     Common stock exchanged for redeemable
         preferred stock                                                         $        -             $ 2,809,250
     Debt converted to equity                                                    $        -             $    60,000
     Debt converted to common stock - contingent                                 $        -             $   716,336
     Dividends accrued                                                           $        -             $    84,250
     Accrued redemption of common stock -
         contingent                                                              $        -             $   295,000
     Common stock exchanged for partnership interest                             $  417,841             $         -
     Common stock - contingent converted to debt                                 $  580,000             $         -


F-8                                                       See accompanying notes
--------------------------------------------------------------------------------

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

The Company conducts its business principally through our wholly-owned subsidiary, U.S. Cancer Care, Inc. ("USCC"). USCC operates five centers in Florida, and the five centers in California. USCC also operates a mobile High Dose Rate Brachytherapy ("HDR") unit, which services the five treatment facilities in California. USCC also owns and operates a mobile CAT-Scan Treatment Planning System, which services five of our facilities in Jacksonville, Florida.

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

We have one mobile Positron Emission Tomography ("PET") unit servicing the Florida cancer centers. The PET unit is owned and operated by a limited liability company of which we own 100% (the "PET LLC"). The PET LLC was formed on March 6, 2000 and the unit began operating in 2001. The balance sheet and statement of operations of the PET LLC as of and for the year ended December 31, 2002 and 2001 have been included in our consolidated financial statements.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of OnCure Technologies Corp. and its wholly-owned subsidiaries, and one entity that is 50% owned but under effective control. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT'S OPERATING PLAN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $1.7 million and $7.2 million (including non-recurring, non-cash charges of $4.4 million) for fiscal 2002 and 2001, respectively. As a result, the Company has undertaken certain initiatives in fiscal 2002 and 2003 that it believes will increase revenues, raise cash, improve cash flow and reduce debt obligations. The following is a summary of each initiative.

                                                                             F-9
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

OFFERING ADVANCED TREATMENT TECHNOLOGIES TO INCREASE NET PATIENT REVENUE

The reimbursement rates that the Company receives for procedures performed with state-of-the art treatment technologies, such as Intensity Modulated Radiation Therapty ("IMRT") and 3-Dimensional Conformal Treatment Planning ("3-D Treatment Planning"), are generally higher than procedures performed with less advanced equipment. For this reason, we invested approximately $4.4 million in medical equipment and computer software to offer IMRT and 3-D treatment planning services during fiscal 2002. Currently, IMRT and 3-D treatment services are being offered at our Valley Regional Cancer Center, Wells Complex Clinic, Florida Cancer Center-Orange Park and Florida Cancer Center - St. Johns. We also intend to offer such advanced treatment technologies at our Radiation Oncology Center of Bradenton, Florida Cancer Center - Palatka and Florida Cancer Center - Beaches in 2003. The Company financed the cost of its investment in such advanced treatment technologies during 2002 by obtaining financing from DVI Financial Services, Inc. ("DVI") and intends to obtain financing from DVI, or another medical equipment lender, to acquire additional advanced treatment technologies in the future.

SALE OF UNDER-PERFORMING FACILITIES

Effective September 30, 2002, the Company sold all of its ownership interest in its wholly-owned subsidiary Corpus Christi Acquisition, LLC ("CCA") and recorded a gain of approximately $1.0 million on the sale (Note 12). The Company sold its interest in CCA, which operated the Company's center located in Corpus Christ, Texas, because of CCA's history of losses. Specifically, CCA suffered losses of $539,000 in fiscal year 2001 and $274,000 as of the third quarter ended September 30, 2002.

CONVERSION TO EARNINGS MODEL

The Company has developed an "earnings model" in which the fees that our affiliated physician groups receive are based on a center's earnings before interest, taxes, depreciation, and amortization. We believe that this fee arrangement properly aligns our economic interests with those of our affiliated physician groups - giving our physician groups an incentive to keep costs down and increase revenues.

During 2002, we embarked on a campaign to offer each of our affiliated physicians that were not operating under the earnings model to terminate their existing agreements with us and enter into new arrangements under the earnings model. Through our efforts, substantially all of our affiliated physician groups now operate under the earnings model.

F-10
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

REDUCE LABOR COSTS

Due to a labor shortage of radiation therapists and physicists, the Company has been forced to retain temporary contract labor at much higher labor costs. In an effort to reduce this operating cost, the Company launched a recruiting campaign to replace temporary contract labor with permanent radiation therapists and physicians (who generally cost less to retain). During the first quarter of 2003, the Company has been able to reduce the number of temporary contract labor personnel it retains from 17 to 12 and anticipates that it will be able to reduce this number further during 2003.

RENEGOTIATE FEE ARRANGEMENTS

During 2002, the Company entered into discussions with certain third party payors concerning reimbursement fee arrangements. As a result of these discussions, the Company's agreement with these payors was amended to increase the amount of fees that the Company receives. These new arrangements could result, based on certain estimated census data, in increased services fees of approximately $528,000 in 2003.

ACQUISITIONS

In May 2002, the Company acquired Positron Imaging Technologies, LLC's 20% ownership interest in JAXPET/Positech LLC ("JAXPET"). As a result of this acquisition, the Company now owns 100% of JAXPET. JAXPET operates our mobile PET scanning unit in Florida and recorded a profit of $349,000 in fiscal 2002.

On January 28, 2003, the Company formed a joint venture with Ninth City Landowners, LLP and FROG OnCure Southside, LLC (the "Venture"). On January 31, 2003, the Venture acquired certain assets of the Southside Cancer Center in Jacksonville, Florida. The Southside Cancer Center has had a history of profitable operations (Note 14).

SALE OF PROPERTY TO RETIRE LONG TERM DEBT AND TO FUND OPERATING EXPENSES

The Company raised approximately $2.3 million in cash through the sale of certain properties. The Company sold and leased-back, under operating leases, Valley Regional Patient Care Center, Florida Cancer Center - Wells Complex Clinic and Florida Cancer Center - Palatka. The Company also sold land located in St. Augustine, Florida, which was not used in the Company's business. The net proceeds from the sale of these properties were used to retire long-term debt and fund operating expenses.

The Company believes that the initiatives it plans to take, and the initiatives it has taken thus far will eventually improve the financial performance of the Company. However, the Company cannot give any assurance that any of the proposed initiatives will improve the financial performance of the Company or will not have a material adverse effect on the Company in the future.

                                                                            F-11
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - OnCure considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2002 and 2001, cash consisted entirely of funds maintained in demand deposit accounts at financial institutions.

RESTRICTED CASH - Restricted cash consisted of a money market account at Merrill Lynch Bank USA that must be maintained to collateralize a line of credit balance with that institution. The line of credit and the corresponding cash maintenance requirement were terminated in 2002.

ACCOUNTS RECEIVABLE - Accounts receivable represent receivables from patients and other third-party payors for medical services provided by OnCure through its facilities and contracted physicians. Accounts receivable represent gross billings for patient services less estimated contractual and other adjustments. Accounts receivable allowances were $14,151,145 and $15,284,854 at December 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT - Property and equipment purchased is stated at cost. Property and equipment acquired in a business combination is stated at estimated fair value at the date of acquisition. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings                                                      25 to  39  Years
Furniture and Equipment                                         5 to   7  Years
Medical Equipment                                               5 to  10  Years
Leasehold Improvements                                          3 to  25  Years

Depreciation expense of $2,565,791 and $2,363,528 was recognized for the years ended December 31, 2002 and 2001, respectively. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

GOODWILL - Goodwill consists of the cost of purchased businesses in excess of the fair value of net assets acquired. We record goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations," and "FAS" No. 142, "Goodwill and Other Intangible Assets." According to provisions of these pronouncements, acquirers in a business combination must allocate portions of the purchase price to specifically identifiable intangible assets and, beginning the first quarter in 2002, goodwill and identifiable intangible assets determined to have an indefinite useful life are no longer amortized, but are tested for impairment annually, or earlier if indicators of potential impairment exist. All other intangible assets determined to have finite useful lives continue to be amortized using the straight-line method over their estimated useful lives. As required by these pronouncements, we discontinued amortizing our goodwill asset beginning January 1, 2002. Prior to the adoption of "FAS" 141 and 142, Goodwill was amortized on a straight-line basis over a period of 20 years. Accumulated amortization was $2,512,641 at December 31, 2001.

F-12
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We evaluated long-lived assets, including the excess of cost over the net assets of outpatient centers acquired, and performed an analysis to determine if the expected future net cash flows (undiscounted) were less than the carrying amount of the assets at December 31, 2001. Based on our evaluation of net future undiscounted cash flows of each of our centers, the lowest level of asset grouping from which separate cash flows could be identified, we determined that the expected net future undiscounted cash flows did not support the carrying value of the long-lived assets of the Corpus Christi center. The carrying value of the long-lived assets was compared with fair value of those assets based upon a discounted cash flow analysis to determine impairment. Based on the analysis, an impairment loss of $2,893,851 was recorded as a reduction to operating income as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss consisted of a write-off of $2,254,478 in goodwill, net of accumulated amortization, recorded upon acquisition of the center and a write-down of $422,137 of the carrying value of the center's land and building. The 2001 impairment loss also consists of a write-off of the unamortized computer software costs of $217,236. We ceased using the software program in the third quarter of 2001.

OTHER ASSETS - Other assets include miscellaneous capitalized costs expected to benefit future periods. In 2001, other assets consisted primarily of our investments in partnerships accounted for under the equity method of accounting (see Note 12).

MINORITY INTEREST - The minority interest represents the minority percentage ownership in the net assets of a subsidiary.

REVENUE RECOGNITION - Net patient service revenues are recorded at the estimated net realizable amounts and consist primarily of fees for medical services provided by the Company under fee-for-service type arrangements with various payers including the Medicare and Medicaid programs, health maintenance organizations (HMOs), insurance companies and private payors. Revenue under fee-for-service arrangements is recognized as the services are rendered. Contractual and bad debt adjustments were approximately $95.4 million and $61.0 million for the years ended December 31, 2002 and 2001, respectively. These adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods as actual payments are received.

STOCK OPTIONS - At December 31, 2002, the Company has a stock-based employee compensation plan that is described more fully in Note 10. The Company accounts for the plan under the intrinsic value method of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. If the computed fair value of the 2002 and 2001 awards had been amortized to expense over the vesting period of the awards, pro forma loss and net loss per share for 2002 and 2001 would not change materially from the amounts represented in the accompanying statements of operations.

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

RECLASSIFICATIONS - Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

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

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2002 and 2001 because of the relative short maturity of these instruments. The carrying value of lines of credit approximated fair value at December 31, 2002 and 2001 based upon quoted market interest rates for the same or similar instruments under which the Company can borrow funds. OnCure has approximately $14.5 million in fixed rate term debt with interest rates between 8% and 12% at December 31, 2002. We believe based upon our recent borrowing experience that the current market rates available for similar instruments under similar terms would be between 8% and 10%. However, we do not believe it is practicable to estimate the fair value of each of these instruments because the actual rates available to us would depend on various facts and circumstances of each instrument and costs incurred to measure this would be excessive.

LOSS PER SHARE - Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion of exercise of securities that would have an antidilutive effect on earnings per share. Loss attributable to common stockholders reflects an addition to net loss resulting from 1) preferred stock dividends declared and paid and cumulative preferred stock dividends and 2) the imputed non-cash preferred stock dividends arising from the amortization of the discounts on preferred stock.

F-14
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and funds maintained in demand deposit and money market accounts at financial institutions. We generally do not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under health insurance programs, plans, or policies of patients. We maintain our cash balances in a financial institution. These cash balances at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Medicare and Medicaid government reimbursement programs account for a certain amount of the Company's gross revenue. Currently, expenditure reduction efforts within the United States Congress have created uncertainty over the volume of future health care funding. While the health care funding reduction issues are presently ongoing, it is at least reasonably possible that the ultimate resolutions could have a negative impact on the Company's future reimbursement for patient services.

NEW ACCOUNTING PRONOUNCEMENTS - During the year 2002 the Financial Accounting Standard Board issued the following accounting standards.

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

                                                                            F-15
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

In January, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46). FIN 46 defines variable interest entities and prescribes under what circumstances variable interest entities would be subject to consolidation requirements. The definition of variable interest entities under FIN 46 and the issues related to the interpretation's requirements are complex and management is currently evaluating the impact of FIN 46 on the Company and certain of its related parties. However, it is at least reasonably possible that FIN 46 will apply to the Company. Should FIN 46 apply, the interpretation would require a determination of primary beneficiary between the Company and its related parties with the determined primary beneficiary potentially consolidating the other company or companies in its financial statements. FIN 46 is effective at the end of the first annual reporting period beginning after June 15, 2003 (December, 2004).

The Company's activities with and relationship to its related parties are discussed further at Notes 12 and 14.

OTHER EXPENSES - 2002 net other expense consists primarily of $673,327 in acquisition costs incurred related to an unsuccessful merger effort and a $136,336 gain from a litigation settlement (Note 9). 2001 net other expense consists primarily of a loss on litigation settlement of $338,065 (Note 12).


NOTE 3 - MERGERS AND ACQUISITIONS

On January 12, 2001, we merged with Florida Cancer Center - Beaches, P.A., a Florida professional association ("Beaches"). The transaction was accounted for under the purchase method of accounting for business combinations. The Company is the surviving entity and is considered the purchaser in this transaction. We acquired Beaches, with identifiable assets and liabilities having an aggregate fair value of $1,559,033, in exchange for issuance of 1,000 shares of Series D preferred stock with a liquidation preference of $2,500 per share (Note 9) to the owners of Beaches. Excess cost over fair value of net assets acquired of $940,967 is recorded as goodwill in the financial statements. The operating results of Beaches for the years ended December 31, 2002 and 2001 are included in the consolidated financial statements.

F-16
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - NOTES RECEIVABLE

In October 2002, we advanced $102,000 to the DragonSlayer Oncology Medical Group in exchange for a note receivable. The note bears interest at 8.75% and is due October 20, 2008. The note is collateralized by a life insurance policy under which we are the designated beneficiary.

During 2002, we made cash advances of $353,487 to DragonSlayer Oncology Medical Group. The advances are non-interest bearing, unsecured, and are to be repaid through deductions from future professional fees under the existing management service agreement.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            DECEMBER 31,
                                             -------------------------------------------
                                                    2002                    2001
                                             --------------------    -------------------
Land                                                  $   90,000            $ 1,335,000
Building                                                 533,131              2,683,073
Furniture and fixtures                                   807,195                789,300
Medical equipment                                     16,802,795             13,359,932
Leasehold improvements                                 2,199,044              2,077,140
                                             --------------------    -------------------
Total, at cost                                        20,432,165             20,244,445
Less: accumulated depreciation                        (6,307,826)            (4,732,295)
                                             --------------------    -------------------
Property and equipment, net                          $14,124,339            $15,512,150
                                             ====================    ===================






                                                                            F-17
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - GOODWILL

The following is a reconciliation of reported net loss and basic and diluted net loss per share to the adjusted amounts had FAS No. 142 been applied at the beginning of 2001 for the year ended December 31, 2001:

NET LOSS

Reported net loss                                                                                     $ (7,165,079)

Add back:  Goodwill amortization                                                                           923,965
                                                                                                --------------------

Adjusted net loss                                                                                       (6,241,114)

Deduct:  Preferred stock dividends                                                                        (834,250)
                                                                                                --------------------

Adjusted net loss used in per
     common share calculation                                                                         $ (7,075,364)
                                                                                                ====================

BASIC AND DILUTED LOSS PER SHARE

Reported basic and diluted loss per share                                                               $    (0.89)

Add back:  Goodwill amortization                                                                              0.10
                                                                                                --------------------

Adjusted basic and diluted loss per share                                                               $    (0.79)
                                                                                                ====================



NOTE 7 - INDEBTEDNESS

Long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
     Notes payable, 8.17% to 15.00%, maturing between                           $14,491,408             $16,686,477
         2002 and 2009
     Merrill Lynch Bank USA line of credit                                                -               1,025,000

     Convertible notes payable, 8%, maturing 2003                                 1,500,000                       -

     Note payable to former Director, 6%, maturing 2008                             580,000                       -
                                                                        --------------------    --------------------

     Total                                                                       16,571,408              17,711,477
     Less: current maturities                                                     5,764,256               3,785,184
                                                                        --------------------    --------------------

                                                                                $10,807,152             $13,926,293
                                                                        ====================    ====================


F-18
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INDEBTEDNESS (CONTINUED)

As of December 31, 2002, the maturities of notes payable and convertible promissory notes are as follows:

                  Years ending
                  December 31,
               ------------------
                      2003                           $ 5,764,256
                      2004                             3,510,789
                      2005                             2,614,723
                      2006                             2,113,863
                      2007                             1,487,882
                   Thereafter                          1,079,895
                                              -------------------
                     Total                           $16,571,408
                                              ===================


DVI NOTES PAYABLE - At December 31, 2002 and 2001, we had thirty-eight long-term notes payable totaling $11,639,991 and $12,970,814, respectively, to DVI Financial Services, Inc. ("DVI"), the beneficial owner of more than 5% of our voting securities and holder of our Series C Preferred Stock, and $2,851,417 and $3,715,663, respectively, in notes payable with other equipment financing companies. Substantially all of equipment and certain tangible assets collateralize the notes payable, in addition to an interest in our receivables. Interest is charged at annual rates ranging from 8.17% to 15.00%, and the notes mature through 2009. Provisions of the agreements require maintenance of certain financial ratios, periodic reporting requirements, and other covenant compliance requirements.

LINES OF CREDIT - At December 31, 2002, we had several lines of credit with DVI for a maximum borrowing limit of $4,750,000, subject to borrowing base restrictions. Borrowings under each line of credit are collateralized by accounts receivable of several treatment centers and are limited to eighty-five percent (85%) of eligible accounts receivable, as defined in the borrowing agreement. At December 31, 2002, the Company had borrowings of $4,419,930 outstanding under the line of credit agreements. Borrowing under the line of credit agreements are subject to interest ranging from prime plus 2% to prime plus 2.25%. At December 31, 2002, the interest rate under the agreements ranged from 6.25% to 6.50%. According to amendments to the lines of credit we completed with DVI on December 27, 2001, the lines of credit do not expire and are not due until June 2004. However, because the terms of the agreements require the maintenance of lockboxes whereby accounts receivable remittances pay down the lines of credit directly and contain a subjective acceleration clause, we have classified the balances on the lines of credit as current in accordance with Emerging Issues Task Force (EITF) abstract 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and Lock-Box Arrangement.


F-19
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INDEBTEDNESS (CONTINUED)

In March 2001, we obtained a line of credit with Merrill Lynch Bank USA. The maximum borrowing base under the line of credit is $2,800,000. A security deposit sufficient to support the outstanding principal amount secured borrowings under the line of credit. At December 31, 2001, we had borrowings in the amount of $1,025,000. The line of credit was fully repaid in the third quarter of 2002.

CONVERTIBLE NOTE PAYABLE - The Company issued convertible notes payable to Crossbow Venture Capital in the principal amount of $1.0 million and $500,000 on May 15, 2002 and December 23, 2002, respectively. Each note bears interest at the rate of 8% per annum, matures on May 15, 2003, and is unsecured. The May note is convertible into 500 shares of the Company's Series H Stock (Note 9). The December note is convertible into 250 shares of the Company's Series H Stock or, at the option of Crossbow, such other series of preferred stock that may be issued by the Company prior to the maturity date of the December note. The May note agreement included a detachable warrant to purchase 1,000,000 shares of common stock with an exercise price of $.75. A discount of $232,139 was allocated to the note payable with an offset to additional paid in capital to recognize the value of the detachable warrants issued. The discount on the note was fully amortized to interest expense during 2002.

NOTE PAYABLE TO FORMER DIRECTOR - In conjunction with a settlement agreement (Note 9), we issued an unsecured $580,000 note at 6% interest with monthly payments of $10,919 due in 2008.


NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                   DECEMBER 31,
                                    --------------------------------------------
                                           2002                    2001
                                    --------------------    --------------------
    Deferred:
     Federal                                   (791,446)             (2,794,907)
     State                                       35,407                (523,210)
                                    --------------------    --------------------
                                               (756,039)             (3,318,117)
Increase in valuation allowance                 756,039               3,027,244
                                    --------------------    --------------------
     Income tax benefit                       $       -             $  (290,873)
                                    ====================    ====================


F-20
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation between reported income tax (benefit) and the amount computed by applying the statutory Federal income tax rate of 34% is as follows:

                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
     Computed Federal tax (benefit) at 34%                                     $  (553,968)           $ (2,535,023)
     Computed state tax (benefit)                                                 (116,822)               (534,591)
     Federal tax benefit of state tax                                               39,719                 181,761
     Other differences                                                            (124,968)               (430,264)
     Valuation allowance                                                           756,039               3,027,244
                                                                        --------------------    --------------------
     Income tax benefit                                                        $         -            $   (290,873)
                                                                        ====================    ====================

The Company's deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
Current deferred tax asset:
     Allowance for doubtful accounts                                           $   189,300            $    182,798
     Accrued wages and benefits                                                     68,500                  63,913
                                                                        --------------------    -------------------
Net current deferred tax asset                                                     257,800                 246,711
                                                                        --------------------    -------------------
Non-current deferred tax asset:
     Net operating loss carryforward                                             4,787,288               3,027,244
     Valuation allowance                                                        (3,783,283)             (3,027,244)
     Intangibles and other asset basis differences                                  36,814                 962,229
Non-current deferred tax liabilities:
     Fixed asset basis differences                                              (1,298,619)             (1,208,940)
                                                                        --------------------    -------------------
Net non-current deferred income tax liability                                     (257,800)               (246,711)
                                                                        --------------------    -------------------
         Net deferred income tax liability                                     $         -            $          -
                                                                        ====================    ===================

We believe that the realization of the net current deferred tax asset is more likely than not, based on the expectations that the Company will generate the necessary taxable income in 2003.

                                                                            F-21
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (CONTINUED)

A valuation allowance has been established for the portion of the net operating loss carryforward asset ("NOL carryforward") in excess of other net noncurrent deferred liabilities. The utilization of the excess NOL carryforward is uncertain due to our results of operations as described at Management's Operating Plan at Note 1 and the Company's annual use limitation on portions of the NOL carryforward.

At December 31, 2002, the Company had unused federal net operating losses of approximately $12.9 million expiring from 2014 to 2022. Due to the Company's reorganization, certain federal and state net operating losses are subject to maximum aggregate annual utilization of approximately $327,000.


NOTE 9 - CAPITAL STOCK

OnCure is authorized to issue 100,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock, of which 1,000 shares have been designated Series B Preferred Stock and subsequently retired and eliminated, 1,000 shares have been designated Series C Preferred Stock (liquidation preference of $5,000,000), 1,000 shares have been designated Series D Preferred Stock (liquidation preference of $2,500,000), 1,000 shares have been designated Series E Preferred Stock (liquidation preference of $4,000,000), and 1,000 shares have been designated Series H Preferred Stock (liquidation preference of $2,000,000).

SERIES B PREFERRED STOCK - In conjunction with the financing of the acquisition of a center, the Company issued to DVI 1,000 shares of Series B preferred Stock. In September 2001, we entered into an exchange agreement with DVI whereby DVI exchanged 1,000 shares of Series B Preferred (together with all accrued and unpaid dividends on the Series B Preferred Stock for an aggregate value of $2,809,250) for 1,337,738 shares of common stock, a conversion rate of $2.10 per common share. Common stock was increased $1,337 and the remaining $2,807,913 was recorded as additional paid-in capital. Series B Preferred Stock has been eliminated.

SERIES C PREFERRED STOCK - The Series C Preferred Stock is convertible into common stock at a conversion rate calculated by dividing $5,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. It is redeemable at the option of the Company at a price equal to $5,000 per share plus all accrued and unpaid dividends. Dividends are cumulative and are payable quarterly at an annual rate of 9% of $5,000 per share when and as declared by the Board of Directors. The dividend rate increased to 20% in March 2002, in accordance with the agreement, because the Series C Preferred Stock was outstanding at such time. 1,000 shares of Series C Preferred Stock were issued and outstanding at December 31, 2002 and 2001.

F-22
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL STOCK (CONTINUED)

All accrued dividends at the date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed-upon by the Series C Preferred stockholder and the Company. The Series C Preferred Stock has a liquidation preference of $5,000 per share plus all accrued and unpaid dividends. The Series C Preferred Stock had $2,122,500 and $1,260,000 in cumulative, undeclared and unpaid dividends at December 31, 2002 and 2001, respectively.

SERIES D PREFERRED STOCK - The Series D Preferred Stock is convertible into common stock at a conversion rate of $1.30 per share. It is redeemable at the option of the Company at a price equal to $2,500 per share plus all accrued and unpaid dividends. Dividends are cumulative and are payable quarterly at an annual rate of 12% when and as declared by the Board of Directors. The Company declared and paid $300,000 in dividends in 2002 and 2001 on the Series D Preferred Stock and accordingly has no cumulative, unpaid dividends as of December 31, 2002 and 2001 on the Series D Preferred Stock. 1,000 shares of Series D Preferred Stock were issued and outstanding at December 31, 2002 and 2001.

All accrued dividends at the date of conversion can be paid in kind with the Company's common stock in lieu of cash if mutually agreed upon by the Series D Preferred stockholder and the Company. The Series D Preferred Stock has a liquidation preference of $2,500 per share plus cumulative unpaid dividends.

SERIES E PREFERRED STOCK - The Series E Preferred Stock is convertible into common stock at a conversion rate of $1.30 per share ("initial conversion price") through January 2002. At that date, if the Series E Preferred Stock has not been otherwise converted, the stock may be converted at the option of the holder at the lesser of the initial conversion price or a conversion rate calculated by dividing $4,000 by an amount equal to 90% of the average fair market value of the Company's common stock for the 20 days prior to the date of conversion. The Series E Preferred Stock is redeemable at the option of the Company at a price equal to 100% of the Series E stock issue price plus all accrued and unpaid dividends upon 30 days notice to the holders. The holders shall be able to exercise their conversion rights described above prior to the date of redemption. The Series E Preferred Stock does not provide for any cumulative or preferential dividends. The Series E Preferred Stock has a liquidation preference of $4,000 per share plus all accrued and unpaid dividends. 1,000 shares of Series E Preferred Stock were issued and outstanding at December 31, 2002 and 2001.


                                                                            F-23
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL STOCK (CONTINUED)

SERIES H PREFERRED STOCK - The Series H Preferred Stock is convertible into common stock at a conversion price equal to the greater of the market price of the common stock on the original issue date or $.75 per share ("initial conversion price"). The Series H Preferred Stock is redeemable at the option of the Company at a price equal to 100% of the Series H stock issue price plus all accrued and unpaid dividends upon 30 days notice to the holders. The holders shall be able to exercise their conversion rights described above prior to the date of redemption. If the Company does not redeem the preferred shares or the shares have not been converted to common stock within five years, the holders have the right to put the shares back to the Company for the redemption price plus all accrued and unpaid dividends. The Series H preferred stock has not been classified as permanent equity because of the holders' rights to put the shares back to the Company. Dividends are cumulative and payable quarterly at an annual rate of 8% when declared by the Board of Directors. There were no cumulative unpaid dividends at December 31, 2002. The Series H Preferred Stock has a liquidation preference of $2,000 per share plus all accrued and unpaid dividends. 215 shares of Series H Preferred Stock were issued and outstanding at December 31, 2002.

COMMON STOCK - CONTINGENT - At December 31, 2002 and 2001, there were 24,788 and 297,500 shares of common stock outstanding, respectively, that were considered contingent because the holders have the right to put these shares to the Company at $2.00 per share plus accrued interest at 10% of the aggregate original share exchange amount of $1,225,000. The put options are exercisable for a twelve-month period, commencing on February 1, 2002 and ending on January 31, 2003. Each month during this twelve-month period, these stockholders may elect to hold or to require us to purchase one twelfth of their holdings. During 2001, 315,000 shares were put to us at an aggregate redemption price of $630,000, of which $295,000 was accrued at December 31, 2001. During 2002, 272,712 shares were put to us at an aggregate redemption price of $545,424. Interest on all shares has been paid or accrued through December 31, 2002.

During 2001, the Company entered into an agreement with a former officer and director and current creditor of the Company ("creditor"), and another equity investor ("investor"). According to the terms of the agreement, the creditor contingently exchanged the $586,186 balance on a note payable from the Company and the claim to additional expenses in the amount of $130,150 for 358,168 shares of common stock at a value of $2.00 per share ($716,366). The exchange was contingent upon the investor calling the shares of stock from the creditor at $2.25 per share. Should the investor not exercise their call option by the specified date, the note would be reinstated along with the additional expenses and be due upon 60 days notice. The common stock was accounted for as common stock - contingent at the liquidating value of the stock, $716,336.

Subsequent to year end, the Company entered into a settlement agreement with the former Director providing for, among other things, mutual releases of complaints and cross-complaints previously filed. According to the terms of the settlement, the former Director canceled the $716,336 contingent note. We issued a new note payable to the Director for $580,000 that provides for interest at 6% interest, monthly payments of $10,919 for six years and is unsecured (Note 7). In conjunction with this settlement, a gain on the cancellation of the contingent note of $136,336 was recorded in the 2002 Consolidated Statements of Operations.

F-24
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS

2001 STOCK OPTION PLAN - OnCure established the 2001 Stock Option Plan (the
Plan) pursuant to which the Company may issue to officers, directors, key employees and consultants of the Company options to purchase shares of common stock. The Plan provides for the issuance of incentive stock options ("ISO"), non-qualified stock options ("NSO") and stock appreciation rights ("SARs"). Under terms of the Plan, a maximum of 3,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The maximum number of shares of common stock that may be granted as options or SARs to any participant in any calendar year shall not exceed 450,000 shares. The Board of Directors (or a committee of the Board of Directors) is responsible for administering the Plan. The Board determines to whom grants are made, the vesting, timing, amounts and other terms of such grants. ISO's may be granted to participants who are key employees, while NSO's may be granted to the officers, directors and consultants. SARs may be granted in conjunction with all or part of any option granted under the Plan. In the case of an NSO, such rights may be granted either at or after the time of the grant of such option. In the case of an ISO, such rights may be granted only at the time of the grant of such option. The exercise price of an ISO may not be less than the fair market value of the Company's common stock on the date of the grant (110% of such fair market value in the case of 10% stockholders) and the term of these options may not exceed 10 years (five years in the case of 10% stockholders). Options generally vest in five years and expire in five to ten years. For the year ended December 31, 2001, 431,000 options were issued under the Plan. No options were issued under the Plan for the year ended December 31, 2002. The 2001 Plan replaced the 1998 Stock Option Plan.

In March 2001, the Board adopted a policy pursuant to which non-employee directors shall receive an option under the Plan to purchase 1,000 shares of common stock with an exercise price of $2.00 per share for every Board meeting attended and/or committee meeting attended in person or by telephone for the year ended December 31, 2001. The Company issued 61,000 stock options relating to this policy. In 2002, the Board amended the policy. Under the amended policy, Board members receive cash compensation of $5,000 per quarter for meetings attended.

During the period ended December 31, 2001, the Board of Directors granted 185,000 stock options to Company employees and 185,000 stock options to Directors for services rendered. There was no compensation expense recognized related to these options in accordance with APB Opinion No. 25.

                                                                            F-25
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (CONTINUED)

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

In November 2000, the Company reduced the exercise price of stock options held by two minority shareholders as compensation for services provided by the minority shareholders. We recorded a non-cash stock option compensation expense of $1,373,000 for the year ended December 31, 2000 to recognize the difference between the reduced exercise price and the market price of the Company's stock at the date of re-pricing. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the options are treated as variable stock options subsequent to the date of re-pricing and an adjustment of $380,134 was recorded during 2001 to recognize a decrease to non-cash stock option compensation expense for the reduction in the market price of the Company's stock from the date of re-pricing to the date of exercise, March 2001.

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


F-26
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option activity, and related information follows:

                                                                                                Weighted-Average
                                                                           Options               Exercise Price
                                                                   -----------------------   -----------------------
Options outstanding
     at January 1, 2001                                                        2,001,333                $     1.52
     Granted                                                                     561,000                      1.94
     Exercised                                                                  (820,000)                     0.01
     Forfeited                                                                  (472,667)                     1.78
                                                                   -----------------------   -----------------------
Options outstanding
     at December 31, 2001                                                      1,269,666                $     1.46
     Forfeited                                                                   (90,000)                     1.81
                                                                   -----------------------   -----------------------
Options outstanding
     at December 31, 2002                                                      1,179,666                $     1.44
                                                                   =======================   =======================
Options exercisable
     at December 31, 2002                                                        765,662                $     1.15
                                                                   =======================   =======================


                                                                    DECEMBER 31, 2002
                                       -----------------------------------------------------------------------------
                                                Options Outstanding                    Options Exercisable
                                       -------------------------------------- --------------------------------------
                                            Average            Weighted-                              Weighted-
                                           Remaining            Average                                Average
      Range of          Number of         Contractual          Exercise           Number of           Exercise
   Exercise Price        Options             Life                Price             Options              Price
--------------------- ---------------  ------------------  ------------------ ------------------  ------------------
 $           0.01         300,000                4.70            $   0.01            300,000            $   0.01
 $           1.00          75,166                1.83            $   1.00             58,391            $   1.00
 $           1.30          25,000                4.67            $   1.30              6,667            $   1.30
 $           2.00         729,500                2.40            $   2.00            384,771            $   2.00
 $           2.50          50,000                3.42            $   2.50             15,833            $   2.50


                                                                            F-27
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - PENSION PLAN

The Company has a 401(k) Pension Plan (the "Plan"). Under the Plan, eligible employees may make an election to defer any amount up to 20% of their annual eligible compensation, subject to certain limitations. We make an annual contribution of 3% of the employee's annual eligible compensation, up to a maximum of $1,800 per year. Participants' contributions to the Plan vest immediately and Company contributions are 100% vested after five years of service (40% per year after two years of service and 20% per year of service thereafter). Contributions to the Plan totaled approximately $81,000 and $76,000 for the years ended December 31, 2002 and 2001, respectively, and were charged to operations.


NOTE 12 - RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH A BENEFICIAL OWNER OF MORE THAN 5% OF THE COMPANY'S VOTING SECURITIES AND FORMER MEMBERS OF THE BOARD OF DIRECTORS - OnCure leases three medical facilities and warehouse space from companies owned by two former directors of the Company. The warehouse space lease terminated in September 2001. Rent expense of approximately $424,000 and $434,000 for the years ended December 31, 2002 and 2001 was recorded related to these facilities.

TRANSACTIONS WITH DVI, A BENEFICIAL OWNER OF MORE THAN 5% OF THE COMPANY VOTING SECURITIES - In September 2001, we entered into an exchange agreement with DVI whereby DVI exchanged 1,000 shares of its Series B Preferred Stock for 1,337,738 shares of our common stock (see Note 8). DVI also agreed not to exercise its right to convert its shares of the Series C Preferred stock to common stock until September 7, 2002 (see Note 9).

As a way of financing certain aspects of its operations, the Company obtains financing from DVI. The Company has entered into a series of financing agreements with DVI. At December 31, 2002, the principal amount of borrowings under these agreements was approximately $11.6 million with interest rates ranging from 8.8% to 12.4%. During the fiscal year 2002, the Company paid DVI approximately $1.4 million as payment for accrued interest on these borrowings.

DVI provides the Company with a revolving line of credit pursuant to two loan and security agreements. The maximum amount available under this credit facility is $4.8 million with advances limited to eighty-five percent (85%) of eligible account receivables. Borrowings under the line of credit bear interest at a rate that ranges between 2.0% and 2.25% over the prime lending rate. This line of credit expires on June 30, 2004, but is renewable for a one-year term at the expiration date. At December 31, 2002, we had approximately $4.4 million of borrowings under this credit facility.


F-28
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS WITH DVI, A BENEFICIAL OWNER OF MORE THAN 5% OF THE COMPANY VOTING SECURITIES - (CONTINUED)

On September 30, 2002, U.S. Cancer Care, Inc., a wholly-owned subsidiary of the Company ("USCC"), entered into an Option to Purchase Agreement (the "Option Purchase Agreement") with DVI. Pursuant to the Option Purchase Agreement, USCC granted DVI an option (the "Option") to purchase 100% of the issued and outstanding membership interest (the "Interest") in Corpus Christi Acquisition, LLC ("CCA"), in exchange for 837,758 shares (the "Shares") of the Company's Common Stock owned by DVI. The purchase price for the Interest upon exercise of the Option was: (i) one dollar ($1.00), (ii) the forgiveness, release, and discharge by DVI of all indebtedness (the "DVI Indebtedness") related to CCA owed by the Company or its affiliates to DVI, and (iii) the assumption of all of the indebtedness (the "Assumed Indebtedness") of the Company and its affiliates, including the DVI Indebtedness, relating to the operations of CCA.

In accordance with the Option Purchase Agreement, DVI assigned its right to exercise the Option to Dolphin Medical Inc. ("Dolpin"). Pursuant to a Purchase Agreement (the "Purchase Agreement"), dated as of October 31, 2002, and effective as of September 30, 2002, by and among Dolphin, USCC, and the Company, Dolphin exercised the Option and purchased the Interest by assuming all of the Assumed Indebtedness and, in connection therewith, DVI released and discharged the Company and its affiliates from their obligation to repay the DVI Indebtedness. The Company recorded a gain of $1.0 million on the sale of the Interest to Dolphin.

TRANSACTION WITH A FORMER MEMBER OF THE BOARD OF DIRECTORS - In April 2000, the Company through its USCC subsidiary, entered into a partnership agreement (USCMC-USCC) with U.S. Cancer Management Corporation, a corporation wholly-owned by a former member of the Board of Directors ("former Director"). The partnership's purpose is to develop and build outpatient radiation therapy centers in Northern California to service patients of a Northern California based health insurance payor network. Terms of the agreement provide that all profits are distributed 51% to U.S. Cancer Management Corporation and 49% to USCC. In addition, the partnership agreement provides that USCC will be required to provide a total of $300,000 in financing to be paid, as defined in the agreement, over the first 24 months of partnership operations or obtain financing for the development of certain centers. If USCC fails to provide financing its equity interest in the partnership will be reduced from 49% to 5%. As of December 31, 2001, USCMC-USCC had substantially no operations. On February 28, 2002, OnCure entered into a settlement agreement with the former Director providing for, among other things, mutual general releases of the complaints and cross-complaints filed during 2001 (see Note 13). According to the terms of the settlement, the former Director would transfer 642,833 shares of common stock to the Company and the Company would relinquish its interest in the USCC-USCMC partnership. Accordingly, we have reduced the carrying value of the partnership under the equity method of accounting to equal the market value of the shares received on the date of the settlement, February 28, 2002. This write-off ($338,065) was recorded as other expense in the 2001 statement of operations.

                                                                            F-29
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS WITH THE CHAIRMAN OF THE BOARD AND A MEMBER OF THE BOARD OF DIRECTORS - We entered into a sale lease-back agreement for land at one of our Florida cancer centers with a general partnership that is owned by two members of the Board. We now lease two of our centers in Florida from entities affiliated with the Chairman of the Board and a member of the Board of Directors. For the years ended December 31, 2002 and 2001, the Company recorded approximately $252,000 and $221,000, respectively, of rent expense related to these centers.

The Company purchased medical supplies totaling $229,000 in 2002 from North Florida Cyclotron Center, an entity affiliated with the Chairman of the Board, for the use in its JAXPet mobile unit. At December 31, 2002, we had $143,100 in accounts payable to North Florida Cyclotron Center.

In December 2002, certain members of the Company's Board of Directors purchased an aggregate of 215 shares of Series H Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series H Stock") for an aggregate purchase price of $430,000 in cash.

We had a note payable to the Chairman of the Board and minority stockholder of the Company with a balance of $103,482 at December 31, 2001. The note was fully repaid in 2002.

See Note 14 for further related party transactions that occurred subsequent to year end.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - OnCure leases certain facilities under various operating leases that expire through 2007. Certain real estate leases have options to renew for periods from 3 to 15 years.

Future commitments under non-cancelable operating leases as of December 31, 2002 are as follows:

                2003                          $ 1,629,974
                2004                            1,562,331
                2005                            1,379,023
                2006                            1,073,407
                2007                              616,669
                Thereafter                      2,323,183
                                           ---------------
                          Total               $ 8,584,587
                                           ===============

Rent expense was approximately $1,490,662 and $1,394,000 for the years ended December 31, 2002 and 2001, respectively.

F-30
--------------------------------------------------------------------------------

ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION - Periodically, we are a party to claims, suits, or complaints relating to services and products provided by the Company or physicians with whom we contract for services. We maintain insurance coverage that we believe is adequate both as to covered risks and amounts. In addition, pursuant to the service agreements, the affiliated physician groups are required to maintain comprehensive professional liability insurance. Successful malpractice claims asserted against the affiliated physicians or the Company could, however, have a material adverse effect.

The Company is a current defendant in a complaint filed April 1, 2002, in New Jersey Superior Court. The compliant alleges that the Company entered into an agreement with the plaintiff that required the Company to purchase 112,500 shares of the Company's common stock held by the plaintiff (the "Shares") at $2.00 per share and pay the plaintiff ten percent (10%) interest on a certain promissory note, if the offer and sale of the Shares were not registered under the Securities Act of 1933, as amended, by May 1, 2001. The plaintiff alleges that the Company has breached the Agreement by, among other things, not registering the Shares by May 1, 2001. The plaintiff seeks recovery of damages in the amount of $247,500 and attorneys' fees. We believe that the Company has meritorious defenses to each of the claims asserted in the complaint and intends to vigorously defend this lawsuit.

REGULATORY COMPLIANCE - The Company is subject to many complex federal, state, and local laws and regulations. Compliance with these laws and regulations is subject to government review and interpretation, and unknown or unasserted regulatory actions. Government activity with respect to investigations and allegations regarding possible violations of these laws and regulations by health care providers, including those related to medical necessity, coding, and billing for services, has increased significantly. Violations of these laws can result in large fines and penalties, sanctions on providing future services, and repayment of past patient service revenues. Management believes any actions that may result from investigations of noncompliance with laws and regulations will not have a material effect on the Company's future financial position or results of operations.

EMPLOYMENT CONTRACT - OnCure has two employment agreements with members of management. The agreements have terms expiring May and April 2005. As of December 31, 2002, we were required to provide the following minimum annual base salaries and bonuses, including minimum annual increases. OnCure can terminate the employment agreements without cause subject to severance payments.

                2003                                  $  456,000
                2004                                     647,000
                                                 ----------------
                          Total                      $ 1,103,000
                                                 ================


F-31
--------------------------------------------------------------------------------

                                      ONCURE TECHNOLOGIES CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - SUBSEQUENT EVENTS

FORMATION OF THE VENTURE

On January 24, 2003, the Company, together with Ninth City Landowners, LLP ("Ninth City"), formed the FROG OnCure Southside, LLC (the "Venture") for the expressed purpose of operating and managing the Wells Complex Clinic and the Southside Cancer Center, both in Jacksonville, Florida. OnCure and FROG each own a 50% interest in the Venture. The Venture will be governed by a board of managers consisting of four members, two each from OnCure and FROG. The members agreed to an initial capital contribution of $1.25 million from both Ninth City and the Company. Ninth City contributed $1.25 million in cash. The Company contributed its ownership interest in the Wells Complex Clinic, valued at $700,000 and issued a promissory note in the amount of $300,000 to Ninth City, and the Venture issued a promissory note in the amount of $250,000 to Ninth City. Ninth City is an entity controlled by two director-shareholders of the Company and four other shareholders.

SALE AND LEASEBACK OF THE WELLS COMPLEX CLINIC

On January 24, 2003, USCC Florida Acquisition Corp., a wholly-owned subsidiary of the Company ("USCC Florida"), entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Ninth City pursuant to which Ninth City purchased certain real property owned by USCC Florida for $500,000. The purchase price for the land and building was paid in cash at closing. Concurrently with the sale, the Company entered into a lease with Ninth City pursuant to which Ninth City agreed to lease the Wells Complex Clinic to the Company for a period of 10 years at a rate of $5,885 per month, with annual increases equal to the CPI.

ACQUISITION OF THE SOUTHSIDE CANCER CENTER

On January 31, 2003, the Venture entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Florida Oncology Associates, P.L. ("FOA") and certain of FOA's members. Pursuant to the Asset Purchase Agreement, the Venture acquired the assets and business pertaining to the Southside Cancer Center and, in connection therewith, entered into a lease with Golden Pond II, LLC, a wholly-owned subsidiary of FOA.

The purchase price for the acquisition was $5,500,000 (the "Purchase Price"), which was funded in part by a loan (the "Loan") in the aggregate principal amount of $4,250,000. The Venture obtained the Loan from DVI Financial Services, Inc. The loans bears interest at 8.75% per annum, matures on January 28, 2009, and is secured by substantially all the receivables and equipment of the Venture. Approximately, $2,125,000 of the Loan is guaranteed by the Company. As part of the acquisition, the Venture assumed accounts receivable of $363,000 and no indebtedness of FOA.


                                                                            F-32
--------------------------------------------------------------------------------